Form 10-Q
period 2021-06-30
Marqeta, Inc.
filed 2021-08-11
CIK 1522540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-40465

Marqeta, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-4306690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

180 Grand Avenue, 6th Floor, Oakland, California	94612
(Address of principal executive offices)	(Zip Code)

(888) 462-7738
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MQ	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, there were 84,450,540 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 454,948,067 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the effect of uncertainties related to the global COVID-19 pandemic on U.S. and global economies, our business, results of operations, financial condition, demand for our Platform, sales cycles and Customer retention;
•our future financial performance, including our net revenue, costs of revenue and operating expenses and our ability to achieve and maintain future profitability;
•our ability to effectively manage or sustain our growth and to effectively expand our operations;
•our ability to enhance our Platform and develop and expand its capabilities;
•our ability to further attract, retain, diversify, and expand our Customer base;
•our expectations as to live events returning throughout the second half of 2021, including Money20/20;
•our ability to maintain our relationships with our Issuing Banks and Card Networks;
•our strategies, plans, objectives, and goals;
•our plans to expand internationally;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our estimated market opportunity;
•economic and industry trends, projected growth, or trend analysis;
•our ability to develop and protect our brand;
•our ability to comply with laws and regulations;
•our ability to successfully defend litigation brought against us;
•our ability to attract and retain qualified employees and key personnel;
•our ability to remediate our material weakness in our internal control over financial reporting; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Marqeta”, the “Company”, the “Registrant,” “we”, “us”, “our”, or similar references are to Marqeta, Inc. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,579,287	$220,433
Restricted cash	7,800	7,800
Marketable securities	105,053	149,903
Accounts receivable, net	5,931	8,420
Settlements receivable, net	9,598	12,867
Network incentives receivable	37,437	20,022
Prepaid expenses and other current assets	11,179	11,461
Total current assets	1,756,285	430,906
Property and equipment, net	10,104	9,477
Operating lease right-of-use assets, net	12,353	13,411
Other assets	1,582	3,886
Total assets	$1,780,324	$457,680
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,301	$2,362
Revenue share payable	82,015	78,191
Accrued expenses and other current liabilities	87,323	60,545
Total current liabilities	171,639	141,098
Redeemable convertible preferred stock warrant liabilities	—	2,517
Operating lease liabilities, net of current portion	13,984	15,449
Other liabilities	8,715	10,452
Total liabilities	194,338	169,516
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; zero and 352,047,950 shares authorized; zero and 351,844,340 shares issued and outstanding; aggregate liquidation preference of zero and $552,868 as of June 30, 2021 and December 31, 2020, respectively	—	501,881
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 100,000,000 and zero shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and zero Class A shares authorized, 65,947,205 and zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. 600,000,000 and 545,000,000 Class B shares authorized, 472,936,246 and 130,312,838 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	54	13
Additional paid-in capital	1,920,936	39,769
Accumulated other comprehensive income (loss)	(88)	25
Accumulated deficit	(334,916)	(253,524)
Total stockholders’ equity (deficit)	1,585,986	(213,717)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,780,324	$457,680
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$122,266	$69,402	$230,249	$117,790
Costs of revenue	75,291	41,785	133,417	71,611
Gross profit	46,975	27,617	96,832	46,179
Operating expenses:
Compensation and benefits	95,204	25,901	140,043	50,883
Professional services	6,382	2,479	12,643	4,825
Technology	7,569	2,660	13,195	5,099
Occupancy	907	1,080	1,993	2,167
Depreciation and amortization	874	850	1,781	1,707
Marketing and advertising	495	343	990	681
Other operating expenses	3,530	1,101	4,825	2,627
Total operating expenses	114,961	34,414	175,470	67,989
Loss from operations	(67,986)	(6,797)	(78,638)	(21,810)
Other income (expense), net	(481)	(295)	(2,648)	200
Loss before income tax expense	(68,467)	(7,092)	(81,286)	(21,610)
Income tax expense	(87)	(15)	(106)	(27)
Net loss	$(68,554)	$(7,107)	$(81,392)	$(21,637)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.06)	$(0.44)	$(0.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	234,669,664	120,051,635	183,784,697	119,265,816
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(68,554)	$(7,107)	$(81,392)	$(21,637)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(12)	(23)	(26)	(36)
Change in unrealized gain (loss) on marketable securities	(56)	254	(87)	288
Comprehensive loss	$(68,622)	$(6,876)	$(81,505)	$(21,385)
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	351,844,340	$501,881	130,312,838	$13	$39,769	$25	$(253,524)	$(213,717)
Issuance of common stock upon exercise of vested options	—	—	1,904,186	—	1,410	—	—	1,410
Issuance of common stock upon early exercise of unvested options	—	—	319,883	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(18,567)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	223	—	—	223
Share-based compensation expense	—	—	—	—	11,392	—	—	11,392
Change in other comprehensive income (loss)	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(12,838)	(12,838)
Balance as of March 31, 2021	351,844,340	$501,881	132,518,340	$13	$52,794	$(20)	$(266,362)	$(213,575)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	52,272,727	7	1,312,331	—	—	1,312,338
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(351,844,340)	(501,881)	351,844,340	34	501,847	—	—	501,881
Reclassification of redeemable convertible preferred stock warrant liabilities to common stock and additional paid-in capital upon initial public offering	—	—	—	—	5,438	—	—	5,438
Issuance of common stock upon exercise of options	—	—	859,343	—	1,161	—	—	1,161
Repurchase of early exercised stock options	—	—	(9,897)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	730,186	—	(10,273)	—	—	(10,273)
Issuance of common stock upon exercise of common stock warrants	—	—	668,412	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	2,102	—	—	2,102
Share-based compensation expense	—	—	—	—	55,536	—	—	55,536
Change in other comprehensive income (loss)	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(68,554)	(68,554)
Balance as of June 30, 2021	—	$—	538,883,451	$54	$1,920,936	$(88)	$(334,916)	$1,585,986
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit
(in thousands, except share and per share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	336,843,578	$335,748	118,430,031	$12	$7,365	$46	$(205,829)	$(198,406)
Issuance of common stock upon exercise of vested options	—	—	2,233,220	—	173	—	—	173
Issuance of common stock upon early exercise of unvested options	—	—	313,587	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(142,726)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	119	—	—	119
Share-based compensation expense	—	—	—	—	3,745	—	—	3,745
Change in other comprehensive income (loss)	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(14,530)	(14,530)
Balance as of March 31, 2020	336,843,578	$335,748	120,834,112	$12	$11,402	$67	$(220,359)	$(208,878)
Issuance of Series E-1 redeemable convertible preferred stock at $8.34 per share, net of issuance costs of $8,058	17,991,220	143,109	—	—	—	—	—	—
Issuance of common stock upon exercise of vested options	—	—	94,685	—	44	—	—	44
Issuance of common stock upon early exercise of unvested options	—	—	19,584	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(28,206)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	294	—	—	294
Share-based compensation expense	—	—	—	—	2,918	—	—	2,918
Change in other comprehensive income (loss)	—	—	—	—	—	231	—	231
Net loss	—	—	—	—	—	—	(7,107)	(7,107)
Balance as of June 30, 2020	354,834,798	$478,857	120,920,175	$12	$14,658	$298	$(227,466)	$(212,498)
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(81,392)	$(21,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,781	1,707
Share-based compensation expense	66,928	6,663
Non-cash operating leases expense	1,058	1,010
Amortization of premium on marketable securities	716	87
Provision for doubtful accounts	73	23
Other	2,901	601
Changes in operating assets and liabilities:
Accounts receivable	2,416	(1,918)
Settlements receivable	3,269	135
Network incentives receivable	(17,415)	(1,718)
Prepaid expenses and other assets	354	612
Accounts payable	(18)	(534)
Revenue share payable	3,824	22,580
Accrued expenses and other liabilities	22,738	7,947
Operating lease liabilities	(1,420)	(848)
Net cash provided by operating activities	5,813	14,710
Cash flows from investing activities:
Purchases of property and equipment	(1,096)	(1,501)
Purchases of marketable securities	(13,145)	(63,033)
Maturities of marketable securities	57,188	61,720
Net cash provided by (used in) investing activities	42,947	(2,814)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discounts and commissions	1,319,809	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	143,109
Proceeds from exercise of stock options, including early exercised stock options	2,571	561
Taxes paid related to net share settlement of restricted stock units	(10,273)	—
Payment of deferred offering costs	(1,981)	(511)
Repurchase of early exercised unvested options	(32)	(65)
Net cash provided by financing activities	1,310,094	143,094
Net increase in cash, cash equivalents, and restricted cash	1,358,854	154,990
Cash, cash equivalents, and restricted cash- Beginning of period	228,233	68,144
Cash, cash equivalents, and restricted cash - End of period	$1,587,087	$223,134
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,579,287	$215,334
Restricted cash	7,800	7,800
Total cash, cash equivalents, and restricted cash	$1,587,087	$223,134
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$1,476	$207
Vesting of early exercised stock options	$223	$413
Deferred offering costs not yet paid	$1,153	$83
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)

1.    Business Overview and Basis of Presentation
Marqeta, Inc., or the Company, creates digital payment technology for innovation leaders. The Company's modern card issuing platform, or the Platform, places control over payment transactions into the hands of its customers, or Customers, enabling them to develop modern state-of-the-art product experiences.
The Company provides all of its Customers issuer processor services and for most of its Customers it also acts as a card program manager. The Company primarily earns revenue from processing card transactions for its Customers.
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States and United Kingdom, and a presence in Australia.
Initial Public Offering
In June 2021, the Company completed an initial public offering, or the IPO, in which the Company issued and sold 52,272,727 shares of its newly authorized Class A common stock, which included 6,818,181 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares at a price of $27.00 per share. The Company received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million and offering costs of $7.5 million.
Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation authorizing a total of 1,500,000,000 shares of Class A common stock which entitles holders to one vote per share, 600,000,000 shares of Class B common stock which entitles holders to 10 votes per share, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Class B common stock and all redeemable convertible preferred stock then outstanding were converted into 351,844,340 shares of common stock on a one-for-one basis and reclassified into Class B common stock. In addition, 2,569,528 shares of common stock warrants were converted to an equivalent number of shares of Class B common stock warrants and 203,610 shares of convertible preferred stock warrants were converted to an equivalent number of shares of Class B common stock warrants.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or (the SEC, for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020 has been derived from our audited consolidated financial statements, which are included in the prospectus dated June 8, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, or the Prospectus. The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in the Prospectus.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Use of Estimates
The preparation of the financial statements requires management to make estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions relate to the estimation of variable consideration in contracts with Customers, collectability of accounts receivable, reserve for contract contingencies and processing errors, the useful lives of property and equipment, the incremental borrowing rate used to determine operating lease liabilities, the fair value of equity awards and warrants, and share-based compensation. Actual results could differ materially from these estimates.
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the three and six months ended June 30, 2021, the Company incurred net losses of $68.6 million and $81.4 million, respectively, and had an accumulated deficit of $334.9 million as of June 30, 2021. The Company expects losses from operations to continue for the foreseeable future as it incurs costs and expenses related to creating new products for Customers, acquiring new Customers, developing its brand, expanding into new geographies and developing the existing Platform infrastructure. The Company believes that its cash and cash equivalents of $1.6 billion and marketable securities of $105.1 million as of June 30, 2021 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. Since then, the COVID-19 pandemic has continued to spread throughout the United States and the world. While the Company has not been adversely affected by the COVID-19 pandemic to date, the prolonged disruption to the economy and the long-term financial impact of the pandemic cannot be reasonably estimated. The Company continues to monitor the situation and may take actions that alter its operations and business practices as may be required by federal, state, or local authorities or that the Company determines are in the best interests of its Customers, vendors, and employees.
2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies during the three and six months ended June 30, 2021.
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources and evaluating the Company's financial performance.
For the three and six months ended June 30, 2021 and 2020, revenue outside of the United States, based on the billing address of the Customer, was not material. As of June 30, 2021 and December 31, 2020, long-lived assets located outside of the United States were not material.
Restricted Cash
Restricted cash consists of deposits with financial institutions that issue payment cards (credit, debit, or prepaid) either on their own behalf or on behalf of businesses that issue customized card products to their end users, or Issuing Banks, to provide the Issuing Bank collateral in the event that Customers’ funds are not deposited at the Issuing Banks in time to settle Customers’ transactions with the networks that provide the infrastructure for settlement and card payment information flows, or Card Networks. Restricted cash also includes cash used to secure a letter of credit for the Company’s lease of its office headquarters in Oakland, California.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. Upon the completion of the IPO in June 2021, the deferred offering costs were reclassified to stockholders’ equity and recorded net against the proceeds from the IPO.
New Accounting Standards Adopted
In August 2018, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The Company adopted the new standard as of January 1, 2021. The adoption of ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.
New Accounting Standards Not Yet Adopted
As an emerging growth company, the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption date discussed below reflects this election.
In June 2016, the FASB issued ASU No. 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with the current expected credit loss, or CECL, model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The CECL model requires a company to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions and reasonable and supportable forecasts. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. The amendment requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The Company is still evaluating the impact this ASU will have on its condensed consolidated financial statements.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from Customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Platform services revenue, net	$118,263	$67,250	$224,496	$114,255
Other services revenue	4,003	2,152	5,753	3,535
Total net revenue	$122,266	$69,402	$230,249	$117,790
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	June 30, 2021	December 31, 2020
Contract assets - current	Prepaid expenses and other current assets	$82	$118
Contract assets - non-current	Other assets	940	294
Total contract assets		$1,022	$412
Deferred revenue - current	Accrued expenses and other current liabilities	$8,247	$3,983
Deferred revenue - non-current	Other liabilities	7,521	8,865
Total deferred revenue		$15,768	$12,848
Net revenue recognized during the three months ended June 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was $2.4 million and $0.2 million, respectively. Net revenue recognized during the six months ended June 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was $1.6 million and $0.5 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in Customer contracts for future stand-ready obligations to process transactions throughout the contractual term. Remaining performance obligations include related deferred revenue currently recorded and exclude contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services as performed. The amount and timing of revenue recognition is largely driven by the Customer’s utilization of the Company’s Platform services.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
4.    Marketable Securities
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$80,217	$11	$—	$80,228
Commercial paper	7,393	—	—	7,393
Asset-backed securities	2,031	—	—	2,031
Corporate debt securities	15,387	16	(2)	15,401
Total marketable securities	$105,028	$27	$(2)	$105,053

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$125,823	$47	$(6)	$125,864
Commercial paper	4,991	—	—	4,991
Asset-backed securities	4,294	21	—	4,315
Corporate debt securities	14,683	52	(2)	14,733
Total marketable securities	$149,791	$120	$(8)	$149,903
The Company had three and six separate marketable securities in unrealized loss positions as of June 30, 2021 and December 31, 2020, respectively. The Company did not identify any marketable securities that were other-than-temporarily impaired as of June 30, 2021 and December 31, 2020.
All of the Company’s marketable securities had a stated maturity of one year or less as of June 30, 2021 and December 31, 2020.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
5.    Fair Value Measurements
The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, unbilled Customers' receivable, settlements receivable, accounts payable, accrued liabilities, and prior to the IPO, redeemable convertible preferred stock warrant liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities are carried at fair value. Accounts receivable, unbilled Customers' receivable, settlements receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The redeemable convertible preferred stock warrant liabilities were carried at fair value.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	June 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$1,558,150	$—	$—	$1,558,150
Marketable securities
U.S. government securities	80,228	—	—	80,228
Commercial paper	—	7,393	—	7,393
Asset-backed securities	—	2,031	—	2,031
Corporate debt securities	—	15,401	—	15,401
Total assets	$1,638,378	$24,825	$—	$1,663,203

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$203,592	$—	$—	$203,592
Marketable securities
U.S. government securities	125,864	—	—	125,864
Commercial paper	—	4,991	—	4,991
Asset-backed securities	—	4,315	—	4,315
Corporate debt securities	—	14,733	—	14,733
Total assets	$329,456	$24,039	$—	$353,495
Other liabilities
Redeemable convertible preferred stock warrants	$—	$—	$2,517	$2,517
Total liabilities	$—	$—	$2,517	$2,517
The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The Company classifies the redeemable convertible preferred stock warrants within Level 3 because the Company determines their fair value using unobservable inputs, including the fair value of the Company’s redeemable Series B convertible stock, which the Company determines in the same manner as the fair value of its common stock prior to the IPO. The Company records the change in the fair value of redeemable convertible preferred stock warrants in other income (expense), net in the condensed consolidated statements of operations.
Immediately prior to the completion of the IPO in June 2021, the outstanding redeemable convertible preferred stock warrants were converted to Class B common stock warrants and the fair value of the liability as of that date was reclassified into the Company’s Class B common stock and additional paid-in capital.
The fair value of the redeemable convertible preferred stock warrant liabilities was estimated using the following assumptions:

	June 9, 2021	December 31, 2020
Dividend yield	0.00%	0.00%
Expected volatility	49.93%	49.93%
Expected term (in years)	2.34	2.78
Risk-free interest rate	0.31%	0.17%
Fair value of Series B redeemable convertible preferred stock	$27.00	$12.66
The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liabilities:

	June 30, 2021	December 31, 2020
Balance, beginning of the period	$2,517	$569
Remeasurement of redeemable convertible preferred stock warrant liabilities	2,921	1,948
Reclassification of redeemable convertible preferred stock warrant liabilities to common stock and additional paid-in capital upon initial public offering	(5,438)	—
Balance, end of the period	$—	$2,517
There were no transfers of financial instruments between the fair value hierarchy levels during the three and six months ended June 30, 2021 and the year ended December 31, 2020.
6. Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid expenses	$4,983	$6,162
Card program deposits	2,167	2,174
Other current assets	4,029	3,125
Prepaid expenses and other current assets	$11,179	$11,461

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Property and Equipment, net
Property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Leasehold improvements	$8,110	8,110
Computer equipment	8,206	7,634
Furniture and fixtures	2,459	2,333
Internally developed and purchased software	2,743	1,299
	21,518	19,376
Accumulated depreciation and amortization	(11,414)	(9,899)
Property and equipment, net	$10,104	$9,477
Depreciation and amortization expense was $0.9 million for each of the three months ended June 30, 2021 and 2020, and $1.8 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.
The Company capitalized $1.4 million as internal-use software costs during the three and six months ended June 30, 2021. The Company did not capitalize any internal-use software costs during the three and six months ended June 30, 2020, because development costs meeting capitalization criteria were not material during the respective periods.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accrued costs of revenue	$32,443	$24,529
Reserve for contract contingencies and processing errors	11,717	9,537
Accrued compensation and benefits	16,190	14,078
Deferred revenue	8,247	3,983
Operating lease liabilities, current portion	2,852	2,771
Accrued professional services	3,032	867
Other accrued liabilities	12,842	4,780
Accrued expenses and other current liabilities	$87,323	$60,545
Other Liabilities
Other liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Deferred revenue, net of current portion	$7,521	$8,865
Other long-term liabilities	1,194	1,587
Other liabilities	$8,715	$10,452

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
7.    Commitments and Contingencies
Operating Leases
In 2016, the Company entered into a lease agreement for its corporate headquarters in Oakland, California for 19,000 square feet of office space, which was subsequently amended resulting in a total of 63,000 square feet of office space being leased. The non-cancellable operating lease expires in February 2026 and includes options to extend the lease term, generally at the then-market rates. The Company excludes extension options that are not reasonably certain to be exercised from its lease terms. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. The Company is responsible for operating expenses that exceed the amount of base operating expenses as defined in the original lease agreement.
The Company's operating lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$869	$880	$1,738	$1,768
Variable lease cost	(42)	112	70	224
Short-term lease cost	59	68	131	135
Total lease cost	$886	$1,060	$1,939	$2,127
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining operating lease term (in years)	4.6	5.1
Weighted average discount rate	7.7%	7.7%
Maturities of operating lease liabilities by year are as follows as of June 30, 2021:

Remainder of 2021	$2,016
2022	4,111
2023	4,239
2024	4,472
2025	4,599
Thereafter	780
Total lease payments	$20,217
Less imputed interest	(3,381)
Total operating lease liabilities	$16,836
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$1,032	$900	$2,065	$1,799
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$192

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Letters of Credit
In connection with the lease for its corporate headquarters office space, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, which deposit is classified as restricted cash in the condensed consolidated balance sheets.
Purchase Obligations
As of June 30, 2021, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $11.3 million, payable over the next 5 years. These purchase obligations generally represent minimum commitments for cloud-computing services and issuing bank processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of compensation that an employee contributes. The matching contribution vests after one year of service. During the three months ended June 30, 2021 and 2020, the Company contributed a total of $0.7 million and $0.4 million to its defined contribution plans, respectively. During the six months ended June 30, 2021 and 2020, the Company contributed a total of $1.5 million and $0.9 million to its defined contribution plans, respectively.
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of June 30, 2021 and December 31, 2020, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
Settlement of Payment Transactions
Generally, Customers deposit a certain amount of pre-funding into accounts maintained at Issuing Banks to settle their payment transactions. Such pre-funding amounts may only be used to settle Customers’ payment transactions and are not considered assets of the Company. As such, the funds held in Customers’ accounts at Issuing Banks are not reflected on the Company’s condensed consolidated balance sheets. If a Customer does not have sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the Customer.
Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties.
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and there are no claims that the Company is aware of that could have a material effect on its condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, or condensed consolidated statements of cash flows.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The Company also includes service level commitments to its Customers warranting certain levels of performance and permitting those Customers to receive credits in the event the Company fails to meet those levels.
Non-income Taxes
The Company is subject to state and local indirect taxes in various jurisdictions in the United States. In several of these jurisdictions the Company has reviewed and concluded that such indirect taxes are not applicable to the Company’s service offerings. In a few of these jurisdictions the tax regulations are less clear. While the Company believes its service offerings are not subject to tax in these jurisdictions, the Company is working with the respective state and local tax authorities to confirm the Company’s conclusions. The Company has not recorded a liability associated with these matters as of June 30, 2021 as it believes it is not probable that the indirect taxes are applicable to the Company. In the event that adverse information is received in response to the Company's state inquiries, and the Company chooses not to appeal, a potential range of tax liabilities would be $1.6 million to $6.7 million as of June 30, 2021.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
8.    Stock Incentive Plans
The following table summarizes the share-based compensation expense recognized for the different stock incentive plans discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options(1)	$19,635	$2,918	$25,140	$5,227
Secondary sales of common stock	5,755	—	11,642	1,436
Restricted stock units	30,068	—	30,068	—
Employee Stock Purchase Plan	78	—	78	—
Total	$55,536	$2,918	$66,928	$6,663
(1) Includes the share-based compensation expense recognized for employees, non-employees and the CEO Long-Term Performance Award.
2011 Equity Incentive Plan
In 2011, the Company’s board of directors adopted, and its stockholders approved, the 2011 Equity Incentive Plan, which was most recently amended and restated in 2021 as the Amended and Restated 2011 Equity Incentive Plan, or the 2011 Plan. The 2011 Plan provided for the grant of share-based awards to employees, non-employee directors, and other service providers of the Company. The 2011 Plan was terminated in June 2021 in connection with the IPO, but continues to govern the terms of outstanding awards that were granted prior to the IPO. No further equity awards will be granted under the 2011 Plan. Upon the expiration, forfeiture, cancellation, hold back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, or repurchase of any shares of Class B common stock underlying outstanding share-based awards granted under the 2011 Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Stock Option and Incentive Plan, or the 2021 Plan, that was established in connection with the IPO.
2021 Stock Option and Incentive Plan
In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Plan, which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, and other forms of equity and cash compensation. A total of 60,000,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2021 Plan. The number of shares of Class A common stock reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee of the Company’s board of directors.
2021 Employee Stock Purchase Plan
In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of the Company’s Class A common stock pursuant to purchase rights granted to employees.
A total of 6,000,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 12,000,000 shares of the Company’s Class A common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The offering periods of the ESPP are six months long and begin on May 16 and November 16 of each year, except for the initial offering period. The initial offering period began on June 8, 2021 and will end on the last business day occurring on or before November 15, 2021.
The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower.
Stock Options
Under the 2011 Plan and the 2021 Plan, the exercise price of an incentive stock option shall not be less than the fair market value of one share of the Company’s Class A common stock on the date of grant (not less than 110% of the fair market value of one share of Class A common stock for grants to stockholders owning more than 10% of the total combined voting power of all classes of stock of the Company, or a 10% Stockholder. Options are exercisable over periods not to exceed ten years from the date of grant (five years for incentive stock options granted to 10% Stockholders).
A summary of the Company's stock option activity under both stock incentive plans was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance as of December 31, 2020(2)	23,421,374	$1.35	8.33	$248,002
Granted	29,090,184	20.06
Exercised	(3,083,412)	1.07
Canceled and forfeited	(1,108,195)	1.15
Balance as of June 30, 2021(2)	48,319,951	$12.64	8.89	$745,699
Vested as of June 30, 2021	8,778,372	$1.28	7.40	$246
(1) Intrinsic value based is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options and these balances include all exercisable stock options regardless of vesting status.
During the three months ended June 30, 2021 and 2020, share-based compensation expense recognized for employee stock options, excluding the CEO Long-Term Performance Award, was $8.2 million and $2.9 million, respectively. During the six months ended June 30, 2021 and 2020, share-based compensation expense recognized for employee stock options, excluding the CEO Long-Term Performance Award, was $13.6 million and 5.1 million, respectively.
As of June 30, 2021, unrecognized compensation costs related to unvested outstanding stock options, excluding the CEO Long-Term Performance Award, was $122.0 million. These costs are expected to be recognized over a period of 6.3 years.
The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	54.72%	49.30%	54.15%	48.06%
Expected term (in years)	6.84	6.02	6.73	6.02
Risk-free interest rate	1.32%	0.40%	1.22%	0.55%

Subsequent to the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Secondary Sales of Common Stock
Prior to the completion of the IPO, certain economic interest holders acquired outstanding common stock from current or former employees for a purchase price greater than the Company's estimated fair value at the time of the transactions. During the three months ended June 30, 2021 and 2020, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $5.8 million and $0.0 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $11.6 million and $1.4 million, respectively.
CEO Long-Term Performance Award
In April and May 2021, the Company’s board of directors granted the Company’s Chief Executive Officer equity incentive awards in the form of performance-based stock options covering 19,740,923 and 47,267 shares of our Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively, or collectively, the CEO Long-Term Performance Award. The CEO Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price hurdles over a seven year performance period following the expiration of the lock-up period associated with the IPO. The stock price hurdle will be achieved if the average closing price of a share of our Class A common stock during any 90 consecutive trading day period during the performance period equals or exceeds the Company stock price hurdle set forth in the table below.
The CEO Long-Term Performance Award is divided into seven equal tranches which vest upon the achievement of the following Company stock price hurdle:

Tranche	Company Stock Price Hurdle	Number of Options Eligible to Vest
1	$67.50	2,826,884
2	$78.98	2,826,884
3	$92.40	2,826,884
4	$108.11	2,826,884
5	$126.49	2,826,884
6	$147.99	2,826,884
7	$173.15	2,826,884
Total		19,788,188
The grant date fair value of the CEO Long-Term Performance Award was estimated using a Monte Carlo simulation model that incorporated multiple stock price paths and probabilities that the Company stock price hurdles are met. The weighted-average grant date fair value of the seven tranches of the CEO Long-Term Performance Award was estimated to be $10.53 per option share.
In the three months ended June 30, 2021, the Company recognized $11.4 million of share-based compensation expense related to the CEO Long-Term Performance Award.
As of June 30, 2021, the aggregate unrecognized compensation cost of the CEO Long-Term Performance Award was $197.0 million, which is expected to be recognized over the remaining derived service period of 4.6 years.
Restricted Stock Units
Commencing in 2020, the Company began granting RSUs to employees. RSUs granted prior to April 1, 2021 vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for these awards is satisfied over four years. On June 8, 2021, the Company completed its IPO and the liquidity condition for these awards was satisfied and the Company recognized $23.1 million of share-based compensation expense associated with RSUs that had service-vested as of the IPO completion date. Subsequent to the IPO, the unamortized grant date fair value of these RSUs will be recorded as share-based compensation expense over the remaining service period.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
RSUs granted on or after April 1, 2021, vest upon the satisfaction of a service condition. The service condition for these awards is satisfied over four years. In the three months ended June 30, 2021, the Company recognized $7.0 million of share-based compensation expense related to these RSUs.
A summary of the Company's RSUs activity under both stock incentive plans was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2020	4,430,336	$4.93
Granted	5,321,906	18.87
Vested	(1,116,788)	3.30
Canceled and forfeited	(212,317)	9.28
Balance as of June 30, 2021	8,423,137	$13.17
During the three and six months ended June 30, 2021, share-based compensation expense recognized for RSUs was $30.1 million and $30.1 million, respectively.
As of June 30, 2021, unrecognized compensation costs related to unvested RSUs was $106.3 million. These costs are expected to be recognized over a period of 3.3 years.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
9.    Warrants to Purchase Common Stock
In both 2013 and 2014, in connection with prior loan agreements, the Company issued two warrants to the lender to purchase 101,805 and 101,805 shares of Series B redeemable convertible preferred stock, both at an exercise price of $0.295 per share. As of June 30, 2021, both warrants are fully vested and exercisable and expire in 2023. Prior to the IPO, the warrants were classified as a liability in the condensed consolidated balance sheets and were remeasured at each balance sheet date using the Black-Scholes option pricing model, and any changes in fair value were recorded in other income (expense), net in the Company's condensed consolidated statements of operations. Immediately prior to the completion of the IPO in June 2021, these outstanding redeemable convertible preferred stock warrants were converted to Class B common stock warrants and the fair value of the liability as of that date was reclassified into the Company’s Class B common stock and additional paid-in capital.
In 2015 and 2016, in connection with prior loan agreements, the Company issued two warrants to the lender to purchase 231,348 and 621,066 shares of common stock, both at an exercise price of $0.053 per share. As of December 31, 2020, 231,348 and 438,180 warrants were fully vested and exercisable, and classified as equity instruments. Immediately prior to the completion of the IPO, those warrants were converted to an equivalent number of shares of Class B common stock warrants. In June 2020, both warrants were exercised and a total of 668,412 shares of Class B common stock were issued.
In September 2020, the Company issued a warrant to a Customer to purchase up to 750,000 shares of the Company’s common stock over a period of five years, ending in September 2025, at an exercise price of $0.01 per share, for a total fair value of $5.7 million. The warrant becomes exercisable when the vesting conditions are met. The warrant vesting is contingent on certain performance conditions, which include the Customer reaching certain annual transaction count thresholds over the five-year contract term. This warrant is classified as an equity instrument and expires in September 2025. It is treated as consideration payable to a Customer and recorded as a reduction to net revenue based on the probability of vesting conditions being met and the grant date fair value of the warrant. As of June 30, 2021, 22,500 warrants were vested and the Company recorded an immaterial amount as a reduction to net revenue during the three months then ended.
The fair value of the warrant was estimated using the Black-Scholes option pricing model and the following assumptions as of the date of the grant:

Dividend yield	0.0%
Expected volatility	50.0%
Contract term (in years)	5.0
Risk-free interest rate	0.3%
In March 2021, the Company issued warrants to two Customers to purchase up to 1,100,000 and 50,000 shares of the Company’s common stock, respectively, over a period of four years, ending in April 2025, at an exercise price of $0.01 per share. The aggregate grant date fair value of these warrants was $26.4 million. The warrants’ vesting is contingent on certain performance conditions, which include issuing a specified percentage of new cards on the Company’s Platform over a three-year measurement period. The warrants are treated as consideration payable to a Customer and the grant date fair value of the warrants will be recorded as a reduction to net revenue based on the probability of vesting conditions being met. As of June 30, 2021, 91,667 warrants had vested and the Company recorded $1.0 million as a reduction to net revenue during the three and six months ended June 30, 2021.
The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Dividend yield	0.0%
Expected volatility	50.0%
Contract term (in years)	4.0
Risk-free interest rate	0.6%

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
10.    Net Loss Per Share Attributable to Common Stockholders
The Company presents basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Prior to the completion of the IPO, all series of redeemable convertible preferred stock were considered participating securities. Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into shares of Class B common stock. See Note 8 for additional information. The Company has not allocated net loss attributable to common stockholders to redeemable convertible preferred stock in any period presented because the holders of its redeemable convertible preferred stock were not contractually obligated to share in losses.
The Company calculates basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders gives effect to all potential shares of common stock, including common stock issuable upon conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants, stock options, RSUs and common stock warrants to the extent these are dilutive.
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to Class A and Class B common stockholders	$(68,554)	$(7,107)	$(81,392)	$(21,637)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	234,669,664	120,051,635	183,784,697	119,265,816
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.29)	$(0.06)	$(0.44)	$(0.18)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the three and six months ended June 30, 2021 and 2020.
The rights, including the liquidation and dividend rights, of the holders of Class A common stock and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting loss per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of June 30,
	2021	2020
Redeemable convertible preferred stock, all series	—	354,834,798
Warrants to purchase redeemable convertible preferred stock	—	203,610
Warrants to purchase Class B common stock	2,103,610	669,528
Stock options outstanding, including early exercise of options	48,319,951	27,579,970
Unvested RSUs outstanding	8,423,137	2,759,659
Total	58,846,698	386,047,565

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
11.    Income Tax
The provision for income taxes was not significant for all periods presented. The Company’s effective tax rate was approximately zero percent for all periods presented. The effective tax rate was lower than the U.S. federal statutory rate primarily because of the domestic valuation allowances. For all periods presented, the Company recognized an insignificant provision related to foreign income taxes.
12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and unbilled Customers' receivable, or collectively, Customers' receivables, and settlements receivable. Cash on deposit with financial institutions may, at times, exceed federally insured limits. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists. Cash and cash equivalents as of June 30, 2021 and December 31, 2020 include $1.6 billion and $203.6 million, respectively, of investments in three money market mutual funds which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.
As of June 30, 2021, marketable securities were $105.1 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $80.2 million, or 76% of the marketable securities. All debt securities within the Company's portfolio are investment grade.
As of December 31, 2020, marketable securities were $149.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $125.9 million, or 84% of the marketable securities. All debt securities within the Company's portfolio are investment grade.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended June 30, 2021 and 2020, 92% and 96% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s Platform, net of returns and chargebacks, was settled through Sutton Bank, respectively. For the six months ended June 30, 2021 and 2020, 93% and 96% of Total Processing Volume was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one Customer. For the three months ended June 30, 2021 and 2020, this Customer accounted for 72% and 66% of the Company’s net revenue, respectively. For the six months ended June 30, 2021 and 2020, this Customer accounted for 73% and 66% of the Company’s net revenue, respectively. For the three and six months ended June 30, 2020, another Customer accounted for 16% and 13% of the Company’s net revenue, respectively.
13.    Related Party Transactions
The Company may enter into transactions with related parties.
Prior to the completion of the IPO, DFS Services LLC, a holder of more than 5% of the Company's outstanding capital stock, was a related party. During the three and six months ended June 30, 2020, the Company incurred $6.9 million and $12.1 million in Card Network fees, net, recorded within costs of revenue, to PULSE Network LLC, an entity affiliated with DFS Services LLC.
14.    Subsequent Events
The Company has evaluated events through August 11, 2021, the date the financial statements as of and for the three and six months ended June 30, 2021 were available to be issued. No subsequent events were identified that would have required recognition or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our final prospectus, or the Prospectus, dated June 8, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward Looking Statements”, our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A below.
Overview
Marqeta created modern card issuing, and we believe modern card issuing is at the heart of today’s digital economy.
Marqeta’s modern card issuing platform, or our Platform, empowers our customers, or our Customers - which include businesses like Affirm, DoorDash, Instacart, Klarna, and Square - to create customized payment cards that provide innovative payment experiences for their customers and end users. Before the rise of modern card issuing, creating cards was slow, complex, and subject to mistakes. Marqeta helps solve these problems. Our Platform, powered by open APIs, enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases that are either the core of, or in support of, their core business.
Our modern architecture allows for flexibility, a high degree of configurability, and accelerated product development, democratizing access to card issuing technology. Marqeta’s open APIs provide instant access to our highly scalable, cloud-based, and configurable payment infrastructure that enables our Customers to launch and manage their own card programs, issue cards, and authorize and settle payments transactions.
Initial Public Offering

In June 2021, we completed our initial public offering, or the IPO, in which we issued and sold an aggregate of 52,272,727 shares of newly authorized Class A common stock, which included 6,818,181 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $27.00 per share. Our shares of Class A common stock began trading on the Nasdaq Global Select Market on June 9, 2021. We received aggregate net proceeds of $1.3 billion from the IPO deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million. Immediately prior to the completion of the IPO, we filed our Amended and Restated Certificate of Incorporation which authorized a total of 1,500,000,000 shares of Class A common stock, 600,000,000 shares of Class B common stock, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Class B common stock and all shares of redeemable convertible preferred stock then outstanding were converted into 351,844,340 shares of common stock on a one-for-one basis and then reclassified into Class B common stock. Warrants exercisable for 2,569,528 shares of common stock were converted to an equivalent number of shares of warrants exercisable for Class B common stock and 203,610 shares of warrants exercisable for convertible preferred stock were converted to an equivalent number of warrants exercisable for shares of Class B common stock .
Impact of COVID-19

The unprecedented and rapid spread of COVID-19 and the resultant shelter-in-place orders, promotion of social distancing measures, restrictions on businesses deemed non-essential, and travel restrictions implemented throughout the United States in March 2020 significantly impacted many aspects of the economy during 2020, and have continued to do so during 2021 to date. While the U.S. economy appears to be on a path to recovery in 2021 with millions of Americans receiving the COVID-19 vaccine, decreases in general unemployment, and many states and municipalities increasingly easing shelter-in-place restrictions, the path of the U.S. economy continues to depend, in part, on the course of the COVID-19 pandemic, including the spread of new or novel strains of the virus.

In response to the COVID-19 pandemic, we implemented measures to focus on employee safety and Customer support, while at the same time seeking to mitigate any negative impact on our financial position and operations. We implemented remote working capabilities for our entire company and, to date, there has been minimal disruption to our operations.
Retail, restaurant, travel, and hospitality sectors of the U.S. economy have been significantly and adversely affected by the COVID-19 pandemic. We believe this has accelerated the shift of purchasing activities from offline to online and the growth of buy-now-pay-later solution providers along with the growth of on-demand delivery services. The COVID-19 pandemic intensified the need of consumers for virtual and contactless forms of payments, the need for greater flexibility with purchases and for easy online financing options. Many of these service providers are our Customers and they are experiencing accelerated adoption of technologies that enable such payment experiences. The lifting of the shelter-in-place orders and the restrictions on indoor activities that largely occurred in the United States in the second quarter of 2021, has slowed down some on-demand delivery processing volume compared to the peaks reported during the height of the COVID-19 pandemic in the second quarter of 2020.
Further, in March 2021, the American Rescue Plan, among other things, provided individuals affected by the COVID-19 pandemic with cash stimulus payments. While we cannot reasonably estimate the actual effect on our total processing volume, or our TPV, and net revenue, we believe these stimulus payments contributed to the increase in our TPV and net revenue for the three and six months ended June 30, 2021 compared to the same period in 2020. Overall, we believe these trends significantly contributed to the increases in our net revenue of $52.9 million, or 76%, and in our gross profit of $19.4 million, or 70%, for the three months ended June 30, 2021 compared to the same period in 2020.
It is uncertain how the COVID-19 pandemic will evolve and what effect the lifting of shelter-in-place orders and other restrictions, and the possible resumption of high levels of infection and hospitalization in light of new variant strains of the virus, will have on the processing volumes of our Customers, and on our results of operations in future periods.
The Card Networks, which provide infrastructure for settlement and card payment information flow between card issuer infrastructure providers, or Issuer Processors, and acquirer processors, which facilitate the flow of card payment data to the financial institutions that actually issue payments cards, known as Issuing Banks, publish changes to interchange rates in April and October each year. Visa and Mastercard had postponed nearly all of their interchange rate updates for April and October 2020, and in March 2021 again announced further postponements in interchange rate changes through April 2022 as a result of COVID-19’s impact to the U.S. economy. Interchange Fees are transaction-based and volume-based fees set by a Card Network based on its interchange rates and paid by the financial institution that merchants use to hold funds and manage their business to the Issuing Bank that issued the payment card used to purchase goods or services from a merchant. Our agreements with Issuing Banks provide that we receive 100% of the Interchange Fees for processing our Customers’ card transactions. The net Interchange Fees we earn are affected by multiple factors. These factors include changes to the published interchange rates, the size of the individual transaction, and the mix of transactions between signature-based and PIN-based, consumer card and commercial card product types, and merchant categories, and Card Network-negotiated merchant rates. Although the Card Networks have announced some expected interchange rate changes for April 2022, it is uncertain if more changes will be implemented after lifting the current postponements. Additionally, as in the normal course of updating interchange rates, the Card Networks continually assess the influence of improved payments technology, industry trends, and the ongoing need to maintain balance of the payments ecosystem. All these factors combined can affect how future changes in interchange rates will impact our net revenue.
While our business has not been adversely affected by the COVID-19 pandemic to date, we continue to monitor the situation and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our Customers, vendors, and employees.

Key Operating Metric and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the key operating metric set forth below, to help us evaluate our business and growth trends, establish budgets, evaluate the effectiveness of our investments, and assess operational efficiencies. In addition to the results determined in accordance with GAAP, the following table sets forth a key operating metric and non-GAAP financial measures that we consider useful in evaluating our operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Processing Volume (TPV) (in millions)	$26,520	$15,082	$50,518	$24,077

Net loss (in thousands)	$(68,554)	$(7,107)	$(81,392)	$(21,637)
Net loss margin	(56)%	(10)%	(35)%	(18)%

Adjusted EBITDA (in thousands)	$(10,637)	$(3,029)	$(8,990)	$(13,440)
Adjusted EBITDA margin	(9)%	(4)%	(4)%	(11)%
Total Processing Volume (TPV) - Total Processing Volume (TPV) represents the total dollar amount of payments processed through our Platform, net of returns and chargebacks. We believe that TPV is a key indicator of the market adoption of our Platform, growth of our brand, growth of our Customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as net income (loss) adjusted to exclude share-based compensation expense; payroll tax related to share-based compensation; depreciation and amortization; income tax expense; and other income (expense) net, which consists of changes in the fair value of redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO), realized foreign currency gains and losses, and interest income from our marketable securities. We believe that adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize adjusted EBITDA as an input into our calculation of certain annual employee bonus plans. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA.
Adjusted EBITDA Margin - Adjusted EBITDA Margin is a non-GAAP financial measure that is calculated as Adjusted EBITDA divided by net revenue. This measure is used by management and our board of directors to evaluate our operating efficiency. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA Margin.

Components of Results of Operations
Net Revenue
We have two components of net revenue: platform services revenue, net and other services revenue.
Platform services revenue, net. Platform services revenue includes Interchange Fees, net of Revenue Share, and other service-level payments to Customers. Platform services revenue also includes processing and other fees. Interchange Fees are earned on card transactions we process for our Customers and are calculated based on a percentage of the amount of a specific card transaction plus a fixed amount per transaction. Interchange Fees are recognized when the associated transactions are settled.
Revenue Share payments are incentives to Customers to increase processing volumes on our Platform. Revenue Share is generally computed as a percentage of the Interchange Fees earned or processing volume and is paid to Customers monthly. Revenue Share payments are recorded as a reduction to revenue. As Customers' processing volumes increase, they may earn an increased percentage of Revenue Share.
Processing and other fees include fees earned when end users use payment cards at automated teller machines and minimum processing fees if Customers' processing volumes fall below certain thresholds.
Other services revenue. Other services revenue primarily consists of revenue earned for card fulfillment services. Card fulfillment fees are generally billed to Customers upon ordering card inventory and recognized as revenue when the cards are shipped to the Customers.
Costs of Revenue
Costs of revenue consist of Card Network costs, Issuing Bank costs, and card fulfillment costs. Card Network costs are generally equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank costs compensate our Issuing Banks for issuing cards to our Customers and sponsoring our card programs with the Card Networks and are generally equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
We have separate marketing and incentive arrangements with Card Networks that provide us with monetary incentives for processing volume via the respective Card Network. The amount of the incentives is determined based on a percentage of the processing volume routed over the Card Network. We record these incentives as a reduction of Card Network fees included in costs of revenue. Generally, as Customers’ processing volumes increase we earn a higher rate of monetary incentives from these arrangements, subject to attaining certain volume tiering thresholds during a six-month or annual measurement period. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year.
Operating Expenses
Compensation and Benefits. Compensation and benefits consist primarily of salaries, employee benefits, incentive compensation, and share-based compensation. We expect that our compensation and benefits expenses will increase in absolute dollars as our business grows.
Professional Services. Professional services consist primarily of consulting, legal, and recruiting fees. We expect that our professional services expenses will increase in absolute dollars as our business grows.
Technology. Technology consists primarily of third-party hosting fees, software licenses, and hardware purchases below our capitalization threshold, and support and maintenance costs. We expect that our technology expenses will increase in absolute dollars as our business grows.
Occupancy. Occupancy consists primarily of rent expense, repairs, maintenance, and other building related costs. We expect that our occupancy expenses will increase in absolute dollars as our business grows.
Depreciation and Amortization. Depreciation and amortization consist primarily of depreciation of our fixed assets. We expect that our depreciation and amortization expenses will increase in absolute dollars as our business grows.

Marketing and Advertising. Marketing and advertising consist primarily of costs of general marketing activities and promotional activities. We expect that our marketing and advertising expenses will increase in absolute dollars as our business grows.
Other Operating Expenses. Other operating expenses consist primarily of indirect state and local taxes, insurance costs, employee travel-related expenses, employee training, charitable donations, and other general office expenses.
We expect our operating expenses to increase in absolute dollars as our business grows. Additionally, we expect to continue to incur increased expenses to operate as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services.
Other Income (Expense), net
Other income (expense), net consists primarily of changes in the fair value of the redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO), realized foreign currency gains and losses, and interest income from our marketable securities.
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes and U.K. income taxes. We maintain a full valuation allowance against our federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net revenue	$122,266	$69,402	$230,249	$117,790
Costs of revenue	75,291	41,785	133,417	71,611
Gross profit	46,975	27,617	96,832	46,179
Operating expenses:
Compensation and benefits	95,204	25,901	140,043	50,883
Professional services	6,382	2,479	12,643	4,825
Technology	7,569	2,660	13,195	5,099
Occupancy	907	1,080	1,993	2,167
Depreciation and amortization	874	850	1,781	1,707
Marketing and advertising	495	343	990	681
Other operating expenses	3,530	1,101	4,825	2,627
Total operating expenses	114,961	34,414	175,470	67,989
Loss from operations	(67,986)	(6,797)	(78,638)	(21,810)
Other income (expense), net	(481)	(295)	(2,648)	200
Loss before income tax expense	(68,467)	(7,092)	(81,286)	(21,610)
Income tax expense	(87)	(15)	(106)	(27)
Net loss	$(68,554)	$(7,107)	$(81,392)	$(21,637)

Comparison of the Three Months Ended June 30, 2021 and 2020
Net Revenue

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Net revenue:
Net interchange fees	$95,146	$56,795	$38,351	68%
Processing and other fees	23,117	10,455	12,662	121%
Total platform services, net	$118,263	$67,250	51,013	76%
Other services	4,003	2,152	1,851	86%
Total net revenue	$122,266	$69,402	$52,864	76%

Total Processing Volume (TPV) (in millions)	$26,520	$15,082	$11,438	76%
Total net revenue increased by $52.9 million, or 76%, for the three months ended June 30, 2021 compared to the same period in 2020, of which $41.8 million was generated by Square. The increase in net revenue was primarily driven by a 76% increase in TPV. Net Interchange Fees in the three months ended June 30, 2021 increased primarily due to the increase in TPV, partially offset by a 78% increase in Revenue Share, compared to the same period in 2020.
Processing and other fees increased $12.7 million or 121% in the three months ended June 30, 2021 compared to the same period in 2020 due primarily to the increase in automated teller machine processing volume.
The increase in TPV was mainly driven by increases in processing volume from our digital banking and buy-now-pay-later Customers. TPV for our top five Customers, measured by TPV in each respective period, grew by 63% for the three months ended June 30, 2021 compared to the same period in 2020, while TPV from all other Customers, as a group, grew 265% for the three months ended June 30, 2021 compared to the same period in 2020.
Costs of Revenue and Gross Margin

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Costs of revenue:
Card Network fees, net	63,887	34,334	$29,553	86%
Issuing Bank fees	7,559	5,440	2,119	39%
Other	3,845	2,011	1,834	91%
Total costs of revenue	$75,291	$41,785	$33,506	80%

Gross profit	$46,975	$27,617	$19,358	70%
Gross margin	38%	40%
Costs of revenue increased by $33.5 million, or 80%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to increased Card Network fees as the result of the 76% increase in TPV and 77% increase in the number of corresponding transactions. Network fees are net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Issuing Bank fees increased $2.1 million, or 39%, for the three months ended June 30, 2021 compared to the same period in 2020, which was lower than the percentage of increase in TPV as a result of volume tiers being met at Sutton Bank. Issuing Bank fees are typically structured based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.

As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $19.4 million, or 70%, for the three months ended June 30, 2021 compared to the same period in 2020. Our gross margin decreased by 2% during the three months ended June 30, 2021 compared to the same period in 2020.
Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	39,668	22,983	$16,685	73%
Share-based compensation	55,536	2,918	$52,618	1803%
Total compensation and benefits	95,204	25,901	$69,303	268%
Percentage of net revenue	78%	37%
Professional services	6,382	2,479	3,903	157%
Percentage of net revenue	5%	4%
Technology	7,569	2,660	4,909	185%
Percentage of net revenue	6%	4%
Occupancy	907	1,080	(173)	(16)%
Percentage of net revenue	1%	2%
Depreciation and amortization	874	850	24	3%
Percentage of net revenue	1%	1%
Marketing and advertising	495	343	$152	44%
Percentage of net revenue	—%	—%
Other operating expenses	3,530	1,101	2,429	221%
Percentage of net revenue	3%	2%
Total operating expenses	$114,961	$34,414	$80,547
Compensation and benefits expenses increased by $69.3 million, or 268%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was due to a $16.7 million increase in employee-related costs due to the increase in the average number of full-time employees to 586 from 401 and a $52.6 million increase in share-based compensation expense. The increase in share-based compensation expense in the three months ended June 30, 2021 compared to the same period in 2020 was due to $23.1 million of expense recognized for cumulative prior service as of the IPO completion date for RSUs with both a service and liquidity vesting condition, $7.0 million of expense recognized for RSUs that vested upon the satisfaction of a service condition, $11.4 million of expense related to the CEO Long-Term Performance Award, $5.8 million expense related to secondary sales of common stock and $5.3 million increase in expense related to stock options.
Professional services expenses increased by $3.9 million, or 157%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was due to a $1.9 million increase in contractors costs, a $1.3 million increase in accounting, consulting, and legal fees, and a $0.7 million increase in recruiting fees.
Technology expenses increased by $4.9 million, or 185%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was due to a $3.0 million increase in third-party hosting costs to support our continued growth and increase in TPV and a $1.9 million increase in software licensing costs as we continue implementing new systems and tools and increasing the number of licenses for existing systems.
Occupancy expense decreased by $0.2 million for the three months ended June 30, 2021 compared to the same period in 2020 as a result of a lease cost credit received due to the reduced use of our office space during prior shelter-in-place orders. As many of our employees and service providers continue to work remotely, we will continue to evaluate the need for additional office space.

Depreciation and amortization remained relatively flat for the three months ended June 30, 2021 compared to the same period in 2020.
Marketing and advertising expenses increased by $0.2 million, or 44%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily related to advertising and brand awareness investments to further grow our customer base.
Other operating expenses increased by $2.4 million, or 221%, for the three months ended June 30, 2021 compared to the same period in 2020 as a result of an increase in various state and local non-income taxes of $1.1 million, an increase in insurance costs of $0.7 million, and an increase in other miscellaneous operating expenses of $0.5 million.
Other income (expense), net

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Other income (expense), net	$(481)	$(295)	$(186)	63%
Percentage of net revenue	—%	—%
Other income (expense), net decreased by $0.2 million, or 63%, for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to the decrease in interest income from our marketable securities portfolio.
Customer Concentration
We generated 72% and 66% of our net revenue from our largest Customer, Square, during the three months ended June 30, 2021 and 2020, respectively.

Comparison of the Six Months Ended June 30, 2021 and 2020
Net Revenue

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Net revenue:
Net interchange fees	$182,401	$95,903	$86,498	90%
Processing and other fees	42,095	18,352	23,743	129%
Total platform services, net	$224,496	$114,255	110,241	96%
Other services	5,753	3,535	2,218	63%
Total net revenue	$230,249	$117,790	$112,459	95%

Total Processing Volume (TPV) (in millions)	$50,518	$24,077	$26,441	110%
Total net revenue increased by $112.5 million, or 95%, for the six months ended June 30, 2021 compared to the same period in 2020, of which $89.2 million was generated by Square. The increase in net revenue was primarily driven by a 110% increase in TPV. Net Interchange Fees for the six months ended June 30, 2021 increased primarily due to the increase in TPV, partially offset by the effects of a decrease in the average Interchange rate earned in transactions, compared to the same period in 2020. Interchange rates may vary due to changes in rates published by the Card Networks as well as transaction volume type, including average transaction size, merchant classifications, and consumer versus commercial classification. The increase in net Interchange Fees due to the increase in TPV was also partially offset by the increase of Revenue Share by 111% in the six months ended June 30, 2021 compared to the same period in 2020.
Processing and other fees increased $23.7 million or 129% in the six months ended June 30, 2021 compared to the same period in 2020 due primarily to an increase in automated teller machine processing volume.
The increase in TPV was mainly driven by increases in processing volume from our digital banking and buy-now-pay-later Customers. TPV for our top five Customers, measured by TPV in each respective period, grew by 101% for the six months ended June 30, 2021 compared to the same period in 2020, while TPV from all other Customers, as a group, grew 210% for the six months ended June 30, 2021 compared to the same period in 2020.
Costs of Revenue and Gross Margin

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Costs of revenue:
Card Network fees, net	113,716	58,645	$55,071	94%
Issuing Bank fees	14,010	9,508	4,502	47%
Other	5,691	3,458	2,233	65%
Total costs of revenue	$133,417	$71,611	$61,806	86%

Gross profit	$96,832	$46,179	$50,653	110%
Gross margin	42%	39%
Costs of revenue increased by $61.8 million, or 86%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to increased Card Network fees as the result of the 110% increase in TPV and 88% increase in the number of corresponding transactions. Network fees are net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.

Card Network fees for the six months ended June 30, 2021 reflect a reduction of $4.8 million related to monetary incentives that we earned as a result of processing volume reaching a specified threshold during the period. The additional incentive rates were applied to the relevant processing volumes in the 12-month period ended March 31, 2021. The processing volume thresholds resulting in additional incentives were not reached in the three months ended March 31, 2020, or during the 12-month period ended March 31, 2020.
Issuing Bank fees increased $4.5 million, or 47%, for the six months ended June 30, 2021 compared to the same period in 2020, which was lower than the percentage of increase in TPV as a result of volume tiers being met at Sutton Bank. Issuing Bank fees are typically structured based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $50.7 million, or 110%, for the six months ended June 30, 2021 compared to the same period in 2020. Our gross margin increased to 42% during the six months ended June 30, 2021 - including the benefit of the monetary incentives mentioned above - from 39% during the same period in 2020.
Operating Expenses

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	73,115	44,220	$28,895	65%
Share-based compensation	66,928	6,663	$60,265	904%
Total compensation and benefits	140,043	50,883	$89,160	175%
Percentage of net revenue	61%	43%
Professional services	12,643	4,825	7,818	162%
Percentage of net revenue	5%	4%
Technology	13,195	5,099	8,096	159%
Percentage of net revenue	6%	4%
Occupancy	1,993	2,167	(174)	(8)%
Percentage of net revenue	1%	2%
Depreciation and amortization	1,781	1,707	74	4%
Percentage of net revenue	1%	1%
Marketing and advertising	990	681	$309	45%
Percentage of net revenue	—%	1%
Other operating expenses	4,825	2,627	2,198	84%
Percentage of net revenue	2%	2%
Total operating expenses	$175,470	$67,989	$107,481
Compensation and benefits expenses increased by $89.2 million, or 175%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was due to a $28.9 million increase in employee-related costs due to the increase in the average number of full-time employees to 561 from 385 and a $60.3 million increase in share-based compensation expense. The increase in share-based compensation expense in the six months ended June 30, 2020 compared to the same period in 2020 was primarily due to $23.1 million expense recognized for cumulative prior service as of the IPO completion date for RSUs with both a service and liquidity vesting condition, $7.0 million expense recognized for RSUs that vested upon the satisfaction of a service condition, $11.4 million expense related to the CEO Long-Term Performance Award, the increase of share-based compensation related to secondary sales of common stock by $10.2 million, and the increase of share-based compensation related to options by $8.5 million.

Professional services expenses increased by $7.8 million, or 162%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was due to a $3.6 million increase in accounting, consulting, and legal fees, a $3.3 million increase in contractors costs, and a $0.9 million increase in recruiting fees.
Technology expenses increased by $8.1 million, or 159%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was due to a $5.0 million increase in third-party hosting costs to support our continued growth and increase in TPV and a $3.1 million increase in software licensing costs as we continue implementing new systems and tools and increasing the number of licenses for existing systems.
Occupancy expense decreased by $0.2 million for the six months ended June 30, 2021 compared to the same period in 2020 as a result of a lease cost credit received due to the reduced use of our office space during prior shelter-in-place orders. As many of our employees and service providers continue to work remotely, we will continue to evaluate the need for additional office space.
Depreciation and amortization remained relatively flat for the six months ended June 30, 2021 compared to the same period in 2020.
Marketing and advertising expenses increased by $0.3 million, or 45%, for six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to advertising and brand awareness investments to further grow our customer base.
Other operating expenses increased by $2.2 million, or 84%, for the six months ended June 30, 2021 compared to the same period in 2020 as a result of an increase in various state and local non-income taxes of $1.3 million, an increase in insurance costs of $0.7 million, and an increase in other miscellaneous operating expenses of $0.6 million. The increase was offset by a decrease of $0.4 million in employee travel and related expenses and office meals as a result of the shelter-in-place orders instituted in response to the spread of COVID-19 in March 2020.
Other income (expense), net

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Other income (expense), net	$(2,648)	$200	$(2,848)	(1424)%
Percentage of net revenue	(1)%	—%
Other income (expense), net decreased by $2.8 million, or 1424%, for the six months ended June 30, 2021 compared to the same period in 2020. The decrease was due to a $2.3 million increase in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant liabilities and a $0.6 million decrease in interest income from our marketable securities portfolio.
Customer Concentration
We generated 73% and 66% of our net revenue from our largest Customer, Square, during the six months ended June 30, 2021 and 2020, respectively.

Use of Non-GAAP Financial Measures
Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation. These non-GAAP measures should not be viewed as a substitute for, or superior to, measures prepared in accordance with GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in the presentation of our non-GAAP measures set forth under “Key Operating Metric and Non-GAAP Financial Measures”. There are a number of limitations related to the use of these non-GAAP measures versus their most directly comparable GAAP measures, including the following:
•other companies, including companies in our industry, may calculate adjusted EBITDA differently than how we calculate this measure or not at all; this reduces its usefulness as a comparative measure;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures; and
•adjusted EBITDA does not reflect the effect of income taxes that may represent a reduction in cash available to us.
We encourage investors to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measures to their most directly comparable GAAP financial measures.
A reconciliation of net loss to adjusted EBITDA for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(dollars in thousands)
Net revenue	$122,266	$69,402	$230,249	$117,790
Net loss	$(68,554)	$(7,107)	$(81,392)	$(21,637)
Net loss margin	(56)%	(10)%	(35)%	(18)%

Net loss	$(68,554)	$(7,107)	$(81,392)	$(21,637)
Depreciation and amortization expense	874	850	1,781	1,707
Share-based compensation expense	55,536	2,918	66,928	6,663
Payroll tax expense related to share-based compensation	939	—	939	—
Other income (expense), net	481	295	2,648	(200)
Income tax expense	87	15	106	27
Adjusted EBITDA	$(10,637)	$(3,029)	$(8,990)	$(13,440)
Adjusted EBITDA Margin	(9)%	(4)%	(4)%	(11)%

Liquidity and Capital Resources
Since our inception through June 30, 2021, we have financed our operations primarily through sales of equity securities and payments received from our Customers. In June 2021, we completed our IPO in which we received aggregate proceeds of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million.
As of June 30, 2021, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling $1.7 billion, with such amounts held for working capital purposes. Our cash equivalents and marketable securities were comprised primarily of money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
We believe our existing cash and cash equivalents, and our marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our planned continuing investment in product development, platform infrastructure, and global expansion.
As of June 30, 2021, we had $7.8 million in restricted cash. This restricted cash includes $6.3 million held at our Issuing Banks to provide the Issuing Banks collateral in the event that our Customers' funds are not deposited at the Issuing Banks in time to settle our Customers' transactions with the Card Networks. Restricted cash also includes $1.5 million of cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$5,813	$14,710
Net cash provided by (used in) investing activities	42,947	(2,814)
Net cash provided by financing activities	1,310,094	143,094
Net increase in cash, cash equivalents, and restricted cash	$1,358,854	$154,990
Operating Activities
Our largest source of cash provided by our operating activities is Interchange Fees generated by card transactions through our Platform. Our primary uses of cash in our operating activities are for Card Network and Issuing Bank fees, and employee-related expenditures. The timing of settlement of certain operating liabilities, including Revenue Share payments, can affect the amounts reported as net cash provided by operating activities on the condensed consolidated statement of cash flows.
Net cash provided by operating activities decreased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the net impact of increases in net revenue and related cash collections and cash paid for costs of revenues and operating expenses, increases in non-cash charges primarily for share-based compensation expense , and net changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities consists primarily of maturities of our investments in marketable securities. Net cash used in investing activities consists primarily of purchases of marketable securities and purchases of property and equipment.
Net cash provided by investing activities increased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the decrease in purchases of marketable securities, partially offset by the decrease in maturities of marketable securities.

Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the sale of our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities, and payments of offering costs related to the IPO.
Net cash provided by financing activities increased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the proceeds received from our IPO, net of underwriters’ commission and discounts, partially offset by payments of offering costs related to the IPO, and the payment to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and other non-cancellable purchase commitments. For additional information about our operating leases, see Note 7 to our Condensed Consolidated Financial Statements “Commitments and Contingencies — Operating Leases.”
In connection with our corporate headquarters lease, we are required to provide the landlord a letter of credit in the amount of $1.5 million. We have secured this letter of credit by depositing $1.5 million with the issuing financial institution. This deposit is classified as restricted cash in the condensed consolidated balance sheets.
As of June 30, 2021, we had non-cancellable purchase commitments with certain Issuing Banks and service providers of $11.3 million, payable over the next 5 years. These purchase obligations generally represent minimum commitments for issuing bank processing fees over the fixed, non-cancellable respective contracts terms.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms whereby we agree to indemnify Customers, Issuing Banks, Card Networks, vendors, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, or condensed consolidated statements of cash flows.
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies discussed in “Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” in the Prospectus, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.

Under the Jumpstart our Business Startups Act, or JOBS Act, “an emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period. As a result of this election, our timeline to comply with these standards will in many cases be delayed as compared to other public companies that are not eligible to take advantage of this election or have not made this election. Therefore, our financial statements may not be comparable to those of companies that comply with the public company effective dates for these standards.
Revenue Recognition
We adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, effective as of January 1, 2019. We recognize revenue from contracts with Customers using the five-step method described in “Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” in the Prospectus. We generate revenue from providing Platform services, which includes Interchange Fees and processing fees, and other services, which includes card fulfillment revenue, to our Customers.
Our contracts with Customers typically include two performance obligations: 1) providing access to our payment processing Platform and 2) providing card fulfillment services. Certain Customer contracts require us to allocate the transaction price of the contract based on the relative stand-alone selling price of the performance obligations which are estimated using an analysis of our historical contract pricing and costs incurred to fulfill services.
We satisfy our performance obligation to provide platform services over time as Customers have continuous access to our Platform, and we stand ready to process Customer transactions throughout their term of access. We allocate variable consideration to the distinct month in which our Platform services are delivered. When pricing terms are not consistent throughout the entire term of the contract, we estimate variable consideration in Customers' contracts primarily using the expected value method. We develop estimates of variable consideration on the basis of both historical information and current trends and do not expect or anticipate significant reversal of revenue in the future periods.
As the Issuer Processor for our Customers, we are the principal in providing services under our contracts with Customers. To deliver the services required by our Customers, we contract with Card Networks for transaction routing, reporting, and settlement services and with Issuing Banks for card issuing, Card Network sponsorship, and regulatory compliance approval services. We control these integrated services before delivery to our Customers, we are primarily responsible for the delivery of the services to Customers, and we have discretion in vendor selection. As such, we record fees paid to the Issuing Banks and Card Networks as costs of revenue.

Share-Based Compensation
We measure compensation expense for all share-based payment awards, including stock options and RSUs, granted to employees, directors, and other service providers, based on the estimated fair value of the awards on the date of grant. Prior to the completion of the IPO, the most significant input in determining the fair value of a stock option was the estimated fair value of our common stock. The estimated fair value of our common stock was also used to measure the grant date fair value of RSUs granted prior to the completion of the IPO. Additionally, prior to the completion of the IPO, the determination of whether to recognize share-based compensation expense related to secondary sales of common stock by employees or former employees required a significant amount of judgment.
Our methods to estimate the fair value of our common stock and to determine share-based compensation expense related to secondary sales of common stock prior to the completion of the IPO are discussed below.
Fair Value of Common Stock: Prior to the completion of the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) contemporaneous independent third-party valuations of the Company’s common stock; (ii) observed secondary sales of the Company’s common stock; (iii) rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (iv) the Company’s actual operating and financial performance; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s capital stock.
Subsequent to the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
Secondary Sales of Common Stock. During the three and six months ended June 30, 2021 and 2020, and in all cases, prior to the completion of the IPO, certain stockholders acquired outstanding common stock from current or former employees for a purchase price greater than the estimated fair value of our common stock at the time of the respective transaction. The determination of whether the excess of purchase price over the estimated fair value represents share-based compensation is highly judgmental. We determined whether secondary sales of common stock by employees and former employees resulted in share-based compensation expense by evaluating the extent of our involvement in secondary sale transactions, whether the purchaser of the shares is an existing or new stockholder, and the extent the sale price per share exceeds our estimated fair value per share. We recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $5.8 million and $0.0 million during the three months ended June 30, 2021 and 2020, respectively, and $11.6 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively. Such amounts were recorded in compensation and benefits expense on the condensed consolidated statements of operations.
Subsequent to the completion of the IPO, we do not expect to record share-based compensation expense related to secondary sales of our common stock.
Recent Accounting Pronouncements
See Note 2 to our Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies—Adoptions of New Accounting Standards” and “Summary of Significant Accounting Policies—New Accounting Standards Not Yet Adopted” for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States, the United Kingdom, and Australia, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities totaling $1.7 billion as of June 30, 2021. Such amounts included cash deposits, money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our marketable securities as “available-for-sale” and have not yet adopted ASU 2016-13 (See Note 2 to our Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies—New Accounting Standards Not Yet Adopted” for additional information), no gains or losses are recognized in the condensed consolidated statement of operations due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We have the ability to hold all marketable securities until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of June 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as discussed below, our chief executive officer and chief financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weakness
In connection with our management’s assessment of controls over financial reporting during the year ended December 31, 2019, we identified a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified occurred because we had inadequate processes and controls to ensure the timely reconciliations of certain customer-related settlement bank accounts.
To address this material weakness, we deployed additional engineering, and settlement operations personnel and we are in the process of implementing process level and monitoring controls to ensure timely reconciliation of these customer related settlement bank accounts. We will not be able to sufficiently remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - Other Information
Item 1. Legal Proceedings
We are not currently a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to invest in our Class A common stock. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties not currently known to us or that we do not currently believe to be material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. The following is a summary of some of these risks and uncertainties. This summary should be read together with the more detailed description of each risk factor below.
•We have experienced rapid net revenue growth in recent periods and our recent net revenue growth rates may not be indicative of our future net revenue growth.
•If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of customer service and satisfaction, and our business, results of operations, and financial condition could be adversely affected.
•Future net revenue growth depends on our ability to retain existing Customers, drive increased TPV on our Platform, and attract new Customers in a cost-effective manner.
•We participate in markets that are competitive and continuously evolving, and if we do not compete effectively with established companies and new market entrants, our business, results of operations, and financial condition could be adversely affected.
•We currently generate significant net revenue from our largest Customer, Square, Inc., or Square, and the loss or decline in net revenue from Square could adversely affect our business, results of operations, and financial condition.
•Our recent growth, ongoing changes in our industry, and our transaction mix make it difficult to forecast our net revenue and evaluate our business and future prospects.
•We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and maintain profitability.
•We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
•The global COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.
•Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Interchange Fees, could adversely affect our business.

•We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
•There has been a limited public market for our Class A common stock, the trading price of our Class A common stock has been and is likely to continue to be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased such shares.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval, and that may depress the trading price of our Class A common stock.
Risks Relating to Our Business and Industry
We have experienced rapid net revenue growth in recent periods and our recent net revenue growth rates may not be indicative of our future net revenue growth.
We have experienced rapid growth in recent periods. In future periods, we may not be able to sustain net revenue growth consistent with recent history, or at all. Further, because we operate in an evolving payments industry, our ability to grow and innovate is important to our success. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
•acquire new Customers and retain existing Customers;
•achieve widespread acceptance and use of our Platform and the services we offer;
•increase the use of our Platform and our offerings, TPV and the number of transactions on our Platform;
•effectively scale our operations while maintaining high levels of service and Customer satisfaction;
•maintain and increase our net revenue and gross profit by continuing to innovate and expanding our product and service offerings;
•diversify our Customer base;
•maintain and grow our network of vendors and partners, including Issuing Banks, Card Networks, and other vendors and partners;
•hire and retain talented employees at all levels of our business;
•maintain the security and reliability of our Platform;
•adapt to changes in laws and regulations applicable to our business;
•adapt to changing macroeconomic conditions and evolving conditions in the payments industry;
•introduce and grow widespread adoption of our Platform in new markets outside of the United States; and
•successfully compete against established companies and new market entrants, including legacy issuing platforms and modern payments technology companies.
If we are unable to accomplish these objectives, our net revenue growth may be adversely affected.

We also expect our operating expenses to increase in future periods, and if our net revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be adversely affected, and we may not be able to achieve or maintain profitability. We have also encountered in the past, and expect to encounter in the future, risks and uncertainties frequently experienced by growing companies in evolving industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our growth rates may slow and our business would suffer. In the near term, we expect our TPV and net revenue growth rates to be variable as a result of the COVID-19 pandemic, including the continued spread and evolution of COVID-19, and we are unable to predict the duration, degree, or volatility of future growth with any certainty.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of Customer service and satisfaction, and our business, results of operations, and financial condition could be adversely affected.
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown to 619 employees as of June 30, 2021 from 422 employees as of June 30, 2020. We have recently established offices in the United Kingdom, or U.K., and Australia, and as our employees and other service providers increasingly work from geographic areas across the globe, we plan to continue to expand our international presence and operations into other countries in the future. We have also experienced significant growth in the number of Customers using our Platform, the number of card programs and solutions we manage for our Customers, and TPV on our Platform.
To manage operations and personnel growth, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to expand our systems and infrastructure before our net revenue increases without any assurances that our net revenue will increase. We also believe that our corporate culture has been and will continue to be a valuable component of our success. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth. Failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could reduce our ability to recruit and retain personnel, innovate, operate effectively, and execute on our business strategy, potentially adversely affecting our business, results of operations, and financial condition. Additionally, as a result of the COVID-19 pandemic, our global workforce has been working remotely, with expected future phased office re-openings potentially limiting our employees’ ability to perform certain job functions and, over time, negatively impacting corporate culture.
Further, as more of our employees are located in new jurisdictions, we will be required to invest resources and to monitor continually changing local regulations and requirements, and we may experience a resulting increase in our expenses, decrease in employee productivity, and changes in our corporate culture.
In addition, as we expand our business, it is important that we continue to maintain a high level of Customer service and satisfaction. As our Customer base continues to grow, we will need to expand our account management and Customer service teams and continue to scale our Platform. If we are not able to continue to provide high levels of Customer service, our reputation, as well as our business, results of operations, and financial condition, could be adversely affected.
Future net revenue growth depends on our ability to retain existing Customers, drive increased TPV on our Platform, and attract new Customers in a cost-effective manner.
Our net revenue growth substantially depends on our ability to maintain and grow our relationships with existing Customers and increase the volume of transactions processed on our Platform. If our prospective Customers do not recognize, or our existing Customers do not continue to recognize, the need for and benefits of our Platform and our products, they may decide to adopt alternative products and services to satisfy their business needs. To grow our business and extend our market position, we intend to focus on educating potential Customers about the benefits of our Platform, expanding the capabilities of our Platform and our product offerings, and bringing new products and services to market to increase market acceptance and use of our Platform.

Some of our Customer contracts provide for a termination clause that allows our Customers to terminate their contract at any time following a limited notice period. In addition, our Customers generally are not subject to any minimum volume commitments under their contracts and have no obligation to continue using our Platform, products, or services. We cannot assure you that Customers will continue to use our Platform or that we will be able to continue processing transactions on our Platform at the same rate as we have in the past. Customers may terminate or reduce their use of our Platform for any number of reasons, including their level of satisfaction with our products and services, the effectiveness of our support services, our pricing and the pricing and quality of competing products or services, or the effects of global economic conditions. The loss of Customers or reductions in their processing volumes, particularly any loss of or reductions by Square, may adversely affect our business, results of operations, and financial condition. Our growth may decline in the future if Customers are not satisfied with our Platform or our ability to meet our Customers’ needs and expectations. Further, the complexity and costs associated with switching processing volume to our competitors may not ultimately prevent a Customer from switching to another provider. To achieve continued growth, we must not only maintain our relationships with our existing Customers, but also encourage them to increase adoption and usage of our products. For example, Customers can have multiple card programs on our Platform across different use cases and geographies. If Customers do not renew their contracts or broaden their use of our services, our growth may slow or stop and our business, results of operations, and financial condition may be materially and adversely affected.
In addition to capitalizing on the potential net revenue embedded within our existing Customer base, we must continue to attract new Customers to promote growth. Our growth depends on developing new use cases and industry verticals across new geographies. We may face additional challenges that are unique to the markets we target and we may not be able to acquire new Customers in a cost-effective manner. To reach new Customers, we may need to spend significantly more on sales and marketing to generate awareness of our Platform and educate potential Customers on the value of our Platform. We may also need to adapt our existing technology and offerings or develop new or innovative capabilities to meet the particular needs of Customers in these new use cases or new markets, and there can be no assurance that we will be successful in these efforts. We may not have adequate financial or technological resources to develop effective and secure products and services that will satisfy the demands of Customers in these new markets. If we fail to attract new Customers, including Customers in new use cases, industry verticals, and geographies, and to expand our Platform in a way that serves the needs of these new Customers, then we may not be able to continue to grow our net revenue.
We participate in markets that are competitive and continuously evolving, and if we do not compete effectively with established companies and new market entrants, our business, results of operations, and financial condition could be adversely affected.
We were founded in 2010, and we provide a single, global, cloud-based, open-API Platform for modern card issuing and payment processing. We provide card issuing, payment processing, risk management, data insights, and a variety of controls, customizations, and features through our Platform. Our modern card issuing Platform is situated in the evolving financial technology and payments industries that are intensely competitive and subject to rapidly evolving technology, shifting customer needs, new market entrants, and introductions of new products and services. We face competition along several dimensions, including providers with legacy technology platforms, such as Global Payments (TSYS), Fiserv (First Data), and Fidelity National Information Services; vertical-focused providers, such as Wex and Comdata; and emerging providers, such as Adyen and Stripe. We believe the principal competitive factors in our market include industry expertise, platform and product features and functionality, ability to build new technology and keep pace with innovation, scalability, extensibility, product pricing, security and reliability, brand recognition and reputation, agility, and speed to market. We expect competition to increase in the future as established and emerging companies continue to enter the markets we serve or attempt to address the problems that our Platform addresses. Moreover, as we expand the scope of our Platform, we may face additional competition.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater brand name recognition, longer operating histories, larger sales and marketing budgets and resources, more established relationships with vendors or customers, greater customer support resources, greater resources to make acquisitions and investments, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical, and other resources.

Such competitors with greater financial and operating resources may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements, or regulatory developments. In addition, there has been a recent increase in large merger and acquisition transactions in the payments industry, and future mergers and acquisitions by these companies may lead to even larger competitors with more resources.
Conditions in our markets could also change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation, and it is uncertain how our markets will evolve. New commerce disruptors or large financial institutions that are making significant investments in research and development may develop similar or superior products and technologies that compete with our Platform. Our existing and potential Customers also may choose to build some of the functionality our Platform provides, potentially limiting or eliminating their demand for our Platform. These competitive pressures in our markets or our failure to compete effectively may result in price reductions, fewer Customers, reduced net revenue, gross profit, and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could adversely affect our business, results of operations, and financial condition.
We currently generate significant net revenue from our largest Customer, Square, and the loss or decline in net revenue from Square could adversely affect our business, results of operations, and financial condition.
A small number of Customers account for a large percentage of our net revenue. For the three months ended June 30, 2021 and 2020, Square accounted for 72% and 66% of our net revenue, respectively. For the six months ended June 30, 2021 and 2020, Square accounted for 73% and 66% of our net revenue, respectively.
Although we expect the net revenue from our largest Customer will decrease over time as a percentage of our total net revenue as we generate more net revenue from other Customers, we expect that net revenue from a relatively small group of Customers will continue to account for a significant portion of our net revenue in the near term. In the event that any of our largest Customers stop using our Platform or use our Platform in a reduced capacity, our business, results of operations, and financial condition could be adversely affected. In addition, any publicity associated with the loss of any of these Customers may adversely affect our reputation and could make it more difficult to attract and retain other Customers.
Our Customer contracts generally do not contain long-term commitments from our Customers, and our Customers may be able to terminate their agreements with us prior to expiration of the contract’s term. The current term of our agreement with Square for Square Card expires in December 2024 and the current term of our agreement with Square for Cash App expires in March 2024, and each agreement automatically renews thereafter for successive one-year periods. Furthermore, while certain of our Customer contracts have minimum volume commitments, others do not. There can be no assurance that we will be able to continue our relationships with our Customers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. In addition, the processing volume from Square has in the past fluctuated from period to period and may fluctuate or decline in future periods. Our net revenue and results of operations could suffer if, among other things, Square does not continue to use our products, uses fewer of our products, reduces its processing volume, or renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us.
Our recent growth, ongoing changes in our industry, and our transaction mix make it difficult to forecast our net revenue and evaluate our business and future prospects.
We launched our Platform publicly in 2014, and much of our growth has occurred in recent periods. This recent growth makes it difficult to effectively assess or forecast our future prospects, particularly in an evolving industry. Our modern card issuing Platform represents a substantial departure from the traditional card issuing methods and the payment processing solutions offered by traditional providers. While our business has grown rapidly, the market for our Platform, products, and services may not develop as we expect or in a manner that is favorable to our business. As a result of ongoing changes in our evolving industry, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties.

In particular, forecasting our future results of operations can be challenging because our net revenue depends in part on our Customers’ end users, and our transaction mix adds further complexity. Our transaction mix refers to the proportion of signature debit versus Personal Identification Number, or PIN, debit transactions and consumer versus commercial transactions that make up our TPV. In general, transactions that require a signature of the cardholder generate higher percentage-based Interchange Fees, while transactions that require a PIN generate lower percentage-based Interchange Fees. Accordingly, we may be unable to prepare accurate internal financial forecasts, and our results of operations in future reporting periods may differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our Class A common stock trading price to decline.
We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and maintain profitability.
We have incurred significant net losses since our inception, including net losses of $68.6 million and $7.1 million for the three months ended June 30, 2021 and 2020, respectively, and net losses of $81.4 million and $21.6 million for the six months ended June 30, 2021 and 2020, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. Because the market for our Platform, products, and services is evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, expand our operations and infrastructure, both domestically and internationally, continue to enhance our Platform and develop and expand its capabilities, expand our products and services, and expand and improve our application programming interface, or API. These initiatives may be more costly than we expect and may not result in increased net revenue. In addition, as a public company, we have incurred, and we will continue to incur, additional significant legal, accounting, and other expenses that we did not incur as a private company. Any failure to increase our net revenue sufficiently to keep pace with our initiatives, investments, and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis in future periods. If we fail to achieve or maintain profitability, our business, results of operations, and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
From time to time, we may make decisions that may reduce our short-term operating results if we believe those decisions will improve the experiences of our Customers, end users, and other users of our products and services, which we believe will improve our operating results over the long term. These decisions may not be consistent with investors’ expectations and may not produce the long-term benefits that we expect, and this may materially and adversely affect our business.
We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
Our quarterly results of operations may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•demand for our Platform, products, and services by our Customers;
•our success in engaging and retaining existing Customers and attracting new Customers;
•changes in transaction mix or volume processed on the different Card Networks used and the resultant mix of interchange and transaction fees earned;
•our success in increasing our Customers’ processing volumes;
•demand for our Customers’ products by their customers;
•the timing and success of new capabilities by us or by our competitors or any other change in the competitive landscape of our market;

•changes to the terms of and performance under our Customer contracts, including concessions, or payments to Customers resulting from our failure to meet certain service level commitments, which are generally based on our Platform uptime, API response time, and/or transaction success rate;
•reductions in pricing as a result of negotiations with our larger Customers;
•the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and remain competitive;
•the timing of expenses and recognition of net revenue;
•reduction in certain Customers’ processing volumes that are subject to seasonal fluctuations;
•security breaches, and technical difficulties involving our Platform or interruptions or disruptions of our Platform;
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs;
•regulatory fines;
•changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;
•the ability of Card Networks to set interchange rates;
•legal and regulatory compliance costs in new and existing markets;
•the timing of hiring new employees;
•the rate of expansion and productivity of our sales force;
•the timing of the grant or vesting of equity awards to employees, directors, or consultants and the recognition of associated expenses;
•the timing and extent of increases in share-based compensation expense;
•fluctuations in foreign currency exchange rates;
•costs and timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•the impact of tax charges as a result of non-compliance with federal, state, or local tax regulations in the United States;
•changes to generally accepted accounting standards in the United States;
•health pandemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses;
•the impact of market and economic volatility caused by the COVID-19 pandemic on our business and the businesses of our Customers;
•the impact of the COVID-19 pandemic on consumer demand and spending patterns; and
•general economic conditions in either domestic or international markets, including conditions resulting from geopolitical uncertainty and instability.
Any one or more of the factors above may result in significant fluctuations in our quarterly results of operations. You should not rely on our past results as an indicator of our future performance.
The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our or investors’ expectations, or those of analysts that cover us, with respect to net revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we could face costly lawsuits, including securities class action suits.

The global COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic. The COVID-19 pandemic has continued to spread and evolve. The related public health measures, including orders to shelter in place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, Customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. While some of these measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered, and the emergence of new variants of the virus.

The pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, has impacted our day-to-day operations. Like many other companies, the majority of our workforce is working remotely and engaging with prospects and Customers who are also generally working remotely. While the shelter-in-place restrictions enacted in the United States in the second quarter of 2020 have largely been lifted, many Customer, employee, and industry events continue to be virtual-only experiences due to the pandemic. Live event attendance and sponsorship is one of the ways we have historically connected with prospective Customers. We rely on events, such as Money20/20, for a portion of our lead generation. Because our solution is technical and requires in-depth discussions around Customer use cases, it can be challenging to acquire new Customers through predominantly online outreach, such as virtual events, email, and targeted ads. We have also observed fatigue from prospective Customers around attending virtual events, making it more difficult to acquire Customers through such events. While we cannot predict with any certainty, we expect live events to return throughout the second half of 2021, including Money20/20. However, the COVID-19 pandemic and any cancellation or postponement of live events may impair our ability to acquire new Customers and prospects. Any cancellation or postponement of live events may also result in the loss of financial commitments made to such events. In addition, we may incur increased workforce costs, including costs associated with implementing additional personnel and workplace safety protocols when the majority of our employees return to an office, and workplace or labor claims and disputes related to COVID-19.
The continued spread and evolution of COVID-19 could also have an adverse impact on our vendors, partners, and Customers, therefore materially and adversely impacting our business, results of operations, and overall financial performance in future periods. For example, we have experienced, and may continue to experience, a decrease in processing volumes from certain Customers, particularly those in industries that are heavily impacted by shelter-in-place orders, such as travel; delayed sales cycles, including Customers and prospective Customers delaying contract signing or contract renewals; and delays in launching strategic partnerships and opportunities. These disruptions could continue to adversely affect our business, results of operations, and financial condition, and could have other currently unforeseen negative impacts on us.
While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, it is possible the COVID-19 pandemic, particularly in light of new variant strains of the virus, could further impact our operations and the operations of our Customers, partners, and vendors as a result of quarantines, illnesses, and travel and logistics restrictions. Our efforts to mitigate the potential negative impact of the outbreak on our business may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts. It is not possible for us to predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations, or financial condition at this time. The extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, increases in infection rates and hospitalizations, the resulting impact on the businesses of our Customers, partners, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, and the extent that normal economic and operating conditions are impacted. To the extent the COVID-19 pandemic adversely affects our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Interchange Fees, could adversely affect our business.
If we are unable to maintain the quality of our relationships with financial institutions, including Issuing Banks and Card Networks, that provide certain services that are an important part of our product offering, or fail to comply with our contractual requirements with these financial institutions, our business would be adversely affected. We partner with Issuing Banks, who issue payment cards to our Customers and settle payment transactions on such cards. A significant portion of our payment transactions are settled through one Issuing Bank, Sutton Bank.

For the three months ended June 30, 2021 and 2020, 92% and 96%, respectively, of TPV was settled through Sutton Bank. For the six months ended June 30, 2021 and 2020, 93% and 96%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to process our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the three other U.S. Issuing Banks that we currently settle payment transactions with. Switching a significant portion or all of our processing volume to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses, and termination fees under our agreement with Sutton Bank if unilaterally terminated by us without Sutton Bank's consent. We could also lose Customers if we do not have another Issuing Bank who is willing to support such Customers. Diversifying our contractual relationships and operations with Issuing Banks may increase the complexity of our operations and may also lead to increased costs.

We also have agreements directly with Card Networks, such as Visa, Mastercard, and PULSE, which is part of the Discover Global Network, that, among other things, provide for certain monetary incentives to us based on the processing volume of our Customers’ transactions routed through the respective Card Network. If we were to lose our certification with a Card Network, we could lose Customers if they needed to switch to a different Card Network, for which we did not have a certification.

The Issuing Banks and Card Networks we work with may fail to process transactions, breach their agreements with us, or refuse to renew or renegotiate our agreements with them on terms that are favorable, commercially reasonable, or at all. They might also take actions that could degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining relationships with Issuing Banks and Card Networks, our business may be adversely affected.
Our agreements with Issuing Banks and Card Networks require us to comply with Card Network operating rules. The Card Networks set these network rules and have discretion to interpret the rules and change them at any time. While changes in the network rules usually relate to pricing, other types of changes could require us to take certain steps to comply or adapt. For example, we began to issue cards with chips built in when a network rule changed to enable chip and PIN transactions. The termination of the card association registrations held by us or any of the Issuing Banks or any changes to these network rules or how they are interpreted could have a significant impact on our business and financial condition. Any changes to or interpretations of the network rules that are inconsistent with the way we or our Issuing Banks currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the Card Networks, the Card Networks could fine us or prohibit us from processing payment cards. In addition, violations of the network rules or any failure to maintain good relationships with the Card Networks could impact our ability to receive incentives from them, increase our costs, or otherwise adversely affect our business.

Unfavorable conditions in our industry or the global economy could adversely affect our business, results of operations, and financial condition.
Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Our net revenue is dependent on the usage of our Platform, which in turn is influenced by the volume of business our Customers conduct. To the extent that weak economic conditions result in a reduced volume of business for our Customers and prospective Customers, demand for, and use of, our Platform, products, and services may decline. If spending by their customers declines, our Customers could process fewer payments with us or, if our Customers cease to operate, they could stop using our Platform and our products and services altogether. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. If, as a result of a weak economy, our Customers reduce their use of our Platform, or prospective Customers delay adoption or elect not to adopt our Platform, our business, results of operations, and financial condition could be adversely affected.
Performance issues in our Platform or our Platform’s transaction processing could diminish demand for our Platform or products, adversely affect our business and results of operations, and subject us to liabilities.
Our Platform is designed to process a high number of transactions and deliver reports and other information related to those transactions at high processing speeds. Our Customers use our Platform for important aspects of their businesses. Our Issuing Banks use reports and information from our Platform in part to settle card transactions with the Card Networks. Any performance issues, including errors, defects, or disruptions in our Platform or our Platform’s transaction processing, could damage our Customers’ businesses and, in turn, hurt our brand and reputation and erode Customer trust. The risk of performance issues has increased in recent periods due to the significant increase in our TPV. This risk of performance issues further increases with new product launches and geographical expansion. We release regular updates to our Platform, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities, and bugs. Additionally, we may experience errors, inaccuracies, or omissions in our processing, reconciling or reporting of transactions. Further, we may be unable to replenish the supply of payment cards issued to our Customers before it is depleted, such that our Customers could run out of cards for a short period of time. Real or perceived errors, failures, or bugs in our Platform or our Platform’s transaction processing could result in negative publicity, loss of or delay in market acceptance of our Platform or our products, loss of competitive position, lower Customer retention, claims by Customers, Card Networks, Issuing Banks, or other partners or vendors for losses sustained by them, or other claims, regulatory fines, or proceedings. In such an event, we may be required, or may choose, for Customer relations or other reasons, to expend additional resources to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our Platform or operations. As a result, our reputation and our brand could be harmed, and our business, results of operations, and financial condition may be adversely affected.
Systems failures and interruptions in the availability of our Platform may adversely affect our business, results of operations, and financial condition.
Our continued growth depends on the efficient operation of our Platform without interruption or degradation of performance. Our business involves processing large numbers of transactions, the movement of large sums of money on an aggregate basis, and the management of large amounts of data, and a system outage or data loss could have a material adverse effect on our business, results of operations, and financial condition. We may experience service interruptions, data loss, outages, and other performance problems due to a variety of factors, including infrastructure changes or failures, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, ransomware attacks, or other security-related incidents. For example, on August 30, 2020, a major internet service and bandwidth provider experienced a significant outage that impacted us as well as a significant number of other services and providers across the internet. During this outage, the functionality of our Platform was affected, including denial of certain Customer transactions and connectivity issues. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order, and we may face difficulties remediating and otherwise responding to any such issues.
We may not be able to maintain the level of service uptime and performance needed by our Customers,

especially as TPV increases. We have experienced high growth in TPV over the past several years and expect such growth may continue for the coming years; however, if we are unable to maintain sufficient processing capacity, Customers could face longer processing times or even downtime. Furthermore, any efforts to further scale our Platform or increase its complexity to handle a larger number or more complicated transactions could result in performance issues, including downtime. If our Platform is unavailable or if Customers are unable to access our Platform within a reasonable amount of time, or at all, our business would be adversely affected. Our Customers rely on the full-time availability of our Platform to process payment transactions, and an outage on our Platform could impair the ability of our Customers to operate their business and generate revenue. Therefore, any system failure, outage, performance problem, or interruption in the availability of our Platform would negatively impact our brand, reputation, and Customer satisfaction, and could subject us to financial penalties and liabilities.
Moreover, we depend on services from various third-party vendors to maintain our infrastructure, including data center facilities and cloud storage platforms. We conduct vendor due diligence; however, if a service provider fails to develop and maintain sufficient internal control processes or fails to provide sufficient capacity to support our Platform or otherwise experiences service outages, such failure could interrupt the operation of our Platform, potentially adversely affecting our Customers or their perception of our Platform’s reliability and adversely affecting the business of Customers using our Platform. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our Platform. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our Platform until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our Customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology.
Further, our Customer contracts typically provide for service level commitments. If we suffer extended periods of downtime for our Platform or are otherwise unable to meet these commitments, then we are contractually obligated to provide a service credit, which may be based on a percentage of the processing volume on the day of an incident or the fees charged on the day of an incident, or it may be based on our overall monthly transaction success rate and the incentive payments or fees from that month. We have experienced incidents requiring us to pay service level credits in the past, such as in January and February 2019 when transactions for one of our Customers were slowed and/or interrupted for several hours. In addition, the performance and availability of the cloud-based solutions that provide cloud infrastructures for our Platform is outside of our control and, therefore, we are not in full control of whether we meet our service level commitments. As a result, our business, results of operations, and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our Customers. Any extended service outages could adversely affect our business and reputation and erode Customer trust.
Any of the above circumstances or events may harm our reputation, cause Customers to terminate their agreements with us, impair our ability to renew contracts with Customers and grow our Customer base, subject us to financial penalties and liabilities, and otherwise adversely affect our business, results of operations, and financial condition.
We, our Customers, our vendors, and others who use or interact with our Platform obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could expose us to liability and damage our reputation.
Our operations depend on receiving, storing, processing, and transmitting sensitive information pertaining to our business, employees, Customers, and end users. The confidentiality, security, and integrity of such sensitive business information residing on our systems is important to our business. Any unauthorized access, intrusion, infiltration, network disruption, denial of service, or similar incident could disrupt the integrity, continuity, security, and trust of our systems or data, or the systems or data of our Customers or vendors. These incidents are often difficult to detect and are constantly evolving, and we or our Customers or vendors may face difficulties or delays in identifying or otherwise responding to any incident.
Unauthorized parties have attempted and may continue to attempt to gain access to our Platform,

systems, or facilities, and those of our Customers, partners, and vendors, through various means and with increasing sophistication. These events could create costly claims and litigation, significant financial liability, regulatory investigations or proceedings, increased regulatory scrutiny, financial sanctions, a loss of confidence in our ability to serve Customers and cause current or potential Customers to choose another service provider, all of which could have a material adverse impact on our business. In addition, we expect to continue to invest significant resources to maintain and enhance our information security and controls and to investigate and remediate any security vulnerabilities.
Although we believe that we maintain a robust data security program, including a responsible disclosure program, and that none of the incidents that we have encountered to date have materially impacted us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data, including protection against unauthorized access and use by our employees, will be successful or sufficient to counter all current and emerging technological risks and threats. The impact of a material event involving our systems and data, or those of our Customers or vendors, could have a material adverse effect on our business, results of operations, and financial condition.
Under Card Network rules and our contracts with our Issuing Banks, if there is a breach of payment card information that we store or that is stored by our Customers or other third parties that we do business with, we could be liable to the Issuing Banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. The reliability and security of our Platform is a core component of our business. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing Customers, prevent us from obtaining new Customers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability, including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring, card reissuance, and forensics. Any actual or perceived security breach at a vendor providing services to us or our Customers could have similar effects.
While we maintain cybersecurity insurance, subject to applicable deductibles and policy limitations, our insurance may be insufficient to cover all liabilities incurred by such attacks. We cannot be certain that our insurance coverage will be adequate for privacy, data security, and data protection liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums, or deductibles could have a material adverse effect on our business, results of operations, and financial condition.
Our business depends on a strong and trusted brand, and any failure to maintain, protect, enhance, and market our brand would hurt our business.
We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is important to achieving widespread acceptance of our Platform and the products and services we offer, expanding our base of Customers and end users, and increasing our TPV. Our brand is predicated on the idea that we offer modern payment solutions to our Customers and our Platform helps enable them to successfully operate their businesses. We are dedicated to building and maintaining a Platform our Customers can trust and creating solutions for our Customers who choose to build and grow their businesses with our card programs and other services. Maintaining and promoting our brand will depend largely on our ability to continue to provide a useful, reliable, secure, and innovative Platform, as well as our ability to maintain trust and be a payments processing innovator and leader. We may, from time to time, introduce, or make changes to, our Platform, products, services, privacy practices, or other practices or terms of service that Customers do not like, which may materially and adversely affect our brand. Brand promotion activities may not generate Customer awareness or increase net revenue, and even if they do, any increase in net revenue may not offset the expenses we incur in building our brand. In addition, due to the COVID-19 pandemic and the restrictions on travel, we have not been able to organize certain marketing and promotional events and in-person meetings to facilitate Customer adoption and generate leads with potential Customers. If we fail to successfully promote and maintain our brand or if we incur excessive expense in this effort, our business could be materially and adversely affected.
Harm to our brand can arise from many sources, including failure by us or our partners and vendors to satisfy expectations of service and quality, inadequate protection or misuse of sensitive information, compliance failures and claims, litigation and other claims, and misconduct by our vendors or other counterparties. We may also be the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter Customers from adopting our services.
Any negative publicity about our company, our industry, the quality and reliability of our Platform, our risk management processes, changes to our products and services, our ability to effectively manage and resolve Customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, or the experience of our Customers with our Platform, products, and services could adversely affect our reputation and the confidence in and use of our Platform, products, and services. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.
If we fail to offer high-quality Customer support, our business and reputation will suffer.
Many of our Customers depend on our Customer support team to assist them in launching and deploying our card programs effectively, help them resolve issues quickly, and provide ongoing support. Our direct, ongoing interactions with our Customers help us tailor offerings to them at scale and in the context of their usage. Our Customer support team also helps increase awareness and usage of our Platform while helping Customers address inquiries and issues. If we do not devote sufficient resources or are otherwise unsuccessful in assisting our Customers effectively, it could adversely affect our ability to retain existing Customers and could prevent prospective Customers from adopting our Platform. We may be unable to respond quickly enough to accommodate short-term increases in demand for Customer support. Increased demand for Customer support, without corresponding net revenue, could increase costs and adversely affect our business, results of operations, and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from Customers. Any failure to maintain high quality Customer support, or a market perception that we do not maintain high quality Customer support, could erode Customer trust and adversely affect our reputation, business, results of operations, and financial condition.
In addition, as we continue to grow our operations and reach a larger and increasingly global Customer base, we need to be able to provide efficient Customer support that meets the needs of Customers on our Platform globally and at scale. The number of Customers and end users using our Platform, TPV, the products and services we offer, and usage of our Platform by Customers have all grown significantly and this has put additional pressure on our support organization. If we are unable to provide efficient Customer support globally and at scale, our ability to grow our operations may be adversely affected and we may need to hire additional support personnel, potentially adversely affecting our results of operations.
If we fail to adapt to rapid technological change and develop enhancements and new capabilities for our Platform, our ability to remain competitive could be impaired.
We compete in an industry that is characterized by rapid technological change, frequent introductions of new products and services, and evolving industry standards and regulatory requirements. Our ability to attract new Customers and increase net revenue from Customers will depend in significant part on our ability to adapt to industry standards, anticipate trends, and continue to enhance our Platform and introduce new programs and capabilities on a timely and secure basis to keep pace with technological developments and Customer expectations. If we are unable to provide enhancements and new programs for our Platform, develop new capabilities that achieve market acceptance, or innovate quickly enough to keep pace with rapid technological developments, our business could be adversely affected. We must also keep pace with changing legal and regulatory regimes that affect our Platform, products, services, and business practices. We may not be successful in developing modifications, enhancements, and improvements, in bringing them to market quickly or cost-effectively in response to market demands, or at modifying our Platform to remain compliant with applicable legal and regulatory requirements.

In addition, because our Platform is designed to operate directly with the Card Networks, Issuing Banks, and general payments ecosystem, we need to continuously modify and enhance our Platform to keep pace with changes in technologies, while maintaining compatibility and legal and regulatory compliance. Any failure of our Platform to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our Platform, products, or services, result in the dissatisfaction of our Customers, and materially and adversely affect our business.
Our future success depends in part on our ability to expand internationally and drive the adoption of our Platform and products by international Customers. Expanding our business internationally, however, could subject us to new challenges and risks.
During the three and six months ended June 30, 2021, we derived 1% of our net revenue from Customers located outside the United States, based on their billing address. The future success of our business will depend, in part, on our ability to offer our Platform internationally and expand our international Customer base. While we have been expanding our Platform, products, services and sales efforts internationally, our experience in selling our Platform, products, and services outside of the United States is early. The spread of COVID-19 may also complicate efforts to expand our business internationally by restricting our ability to travel and engage in certain sales and marketing activities abroad. Furthermore, our business model may not be successful or have the same traction outside the United States and we may face additional regulatory hurdles. As a result, our investment in marketing our Platform to these potential Customers may not be successful. If we are unable to increase the net revenue that we derive from international Customers, then our business, results of operations, and financial condition may be adversely affected.
In addition, expansion, whether in our existing or new international markets, will require additional resources and controls, and offering our Platform in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion could also subject our business to substantial risks, including:
•difficulty in attracting a sufficient number of Customers in a given international market;
•failure to anticipate competitive conditions and competition with market-players that have greater experience in the local markets than we do;
•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•increased costs and difficulty in protecting intellectual property and sensitive data;
•changes to the way we do business as compared with our current operations or a lack of acceptance of our Platform or certain products and services;
•the ability to support and integrate with local Bank Identification Number sponsors and third-party vendors;
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customs, and other challenges caused by distance;
•language and cultural differences, and the increased travel, infrastructure, and legal and compliance costs associated with global operations;
•difficulties in recruiting and retaining qualified employees and maintaining our company culture;
•difficulty in gaining acceptance from industry self-regulatory bodies;
•compliance with multiple, potentially conflicting and changing governmental laws and regulations, including with respect to payment processing, data privacy, data protection, and information security;
•compliance with U.S. and foreign anti-corruption, anti-bribery, and anti-money laundering laws;
•potential tariffs, sanctions, fines, or other trade restrictions;
•exchange rate risk and Interchange Fee regulation in foreign countries;
•compliance with complex and potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws; and

•regional economic and political instability.
As a result of these risks, our efforts to expand our global operations may not be successful, potentially limiting our ability to grow our business.
We may incur losses relating to the settlement of payment transactions and use of payment cards issued through our Platform.
We are and will continue to be subject to the risk of losses relating to the day-to-day settlement of payment transactions that is inherent in our business model. Customers deposit a certain amount of pre-funding into their Customer account at our Issuing Banks. However, depending on the model of the card program and the timing of funding and transactions, some transactions that exceed the amount of pre-funding in the Customer’s account are still authorized. Customers are ultimately responsible for fulfilling their obligations to fund transactions. However, when a Customer does not have sufficient funds to settle a transaction, we are liable to the Issuing Bank to settle the transaction and may incur losses as a result of claims from the Issuing Bank. We seek to recover such losses from the Customer, but we may not fully recover them if the Customer is unwilling or unable to pay due to their financial condition. Because we are liable to the Issuing Banks, we may also bear the risk of losses if a Customer does not provide payment due to fraudulent or disputed transactions. We are also subject to risk from fraudulent acts of employees or contractors. Additionally, criminals are using increasingly sophisticated methods to engage in illegal activities which they may use to target us, including “skimming,” counterfeit payment cards, and identity theft. A single, significant incident or a series of incidents of fraud or theft involving cards issued through our Platform could result in reputational damage to us, potentially reducing the use and acceptance of our Platform or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines. The foregoing could have a material adverse effect on our business, results of operations, and financial condition.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers and other key employees. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, potentially disrupting our business. Any employment agreements we have with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Additionally, we do not maintain any key person insurance policies. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees could adversely affect our business. Changes in our executive management team may also cause disruptions in, and adverse impacts to, our business.
In addition, to maintain and grow our business, we must attract and retain highly qualified personnel. Competition for highly qualified personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for highly skilled employees and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications and at an appropriate cost, which may be compounded as a result of the COVID-19 pandemic. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies we compete with for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of time and resources, and potential liability for us or our employees. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment.
If the perceived value of our equity awards declines, it may impair our ability to recruit and retain highly skilled employees. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be adversely affected. Conversely, additions of executive-level management and large numbers of employees could significantly and adversely impact our culture.

Volatility in or lack of appreciation of the trading price of our Class A common stock may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock. If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could impair our ability to foster the innovation, teamwork, curiosity, and diversity that we believe is necessary to support our growth.
Exposure to Political Developments in the United Kingdom, including the United Kingdom’s decision to leave the European Union, could adversely affect us.

On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, or the EU, resulting in a vote in favor of leaving the European Union. Effective as of January 31, 2020, the United Kingdom formally withdrew its membership from the European Union. The United Kingdom’s decision to leave the European Union has created an uncertain political and economic environment in the United Kingdom and across other European Union member states. The political and economic instability created by the United Kingdom’s decision to leave the European Union has caused and may continue to cause volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. In addition, this uncertainty may cause some of our Customers or potential Customers to curtail or delay spending or adoption of our Platform. Depending on the market and regulatory effects of the United Kingdom’s exit from the European Union, it is possible that there may be adverse practical or operational implications on our business. For example, the U.K. Data Protection Act, which implemented the EU’s General Data Protection Regulation, or the GDPR, was amended January 1, 2021 to reflect the United Kingdom’s status outside the European Union. It remains unclear, however, how United Kingdom data protection laws or regulations will develop and be interpreted in the medium to longer term, how data transfers to and from the United Kingdom will be regulated, and how those regulations may differ from those in the European Union. While we have taken measures to preemptively address the impact of the United Kingdom’s departure from the European Union by including contingency clauses in our EU master service agreements, for example, these may not adequately protect us from adverse implications on our business. Further, the United Kingdom’s exit from the European Union may create increased compliance costs and an uncertain regulatory landscape for offering equity-based incentives to our employees in the United Kingdom If we are unable to maintain equity-based incentive programs for our employees in the United Kingdom due to the departure of the United Kingdom from the European Union, our business in the United Kingdom may suffer and we may face legal claims from employees in the United Kingdom to whom we previously offered equity-based incentive programs. These and other factors related to the departure of the United Kingdom from the European Union may adversely affect our business, financial condition, and results of operations.
We may face exposure to foreign currency exchange rate fluctuations, and such fluctuations could adversely affect our business, results of operations, and financial condition.
As we continue to expand our global operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our Customer contracts are denominated primarily in U.S. dollars, and therefore the majority of our net revenue is not subject to foreign currency risk. We expect, however, to significantly expand the number of transactions with Customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses and, as a result, adversely affect our business, results of operations, and financial condition.

We do not currently maintain a program to hedge exposures in foreign currencies. In the future, however, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
If our estimates or judgments relating to our accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates in part on historical experience, market observable inputs, if available, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition and accounting for share-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our Platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products, and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding RSUs. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, potentially making it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements, and respond to business challenges could be significantly impaired, and our business, results of operations, and financial condition may be adversely affected.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and adversely affect our results of operations and financial condition. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
We may seek to acquire or invest in businesses, products, or technologies that we believe could complement our Platform, products, and services or expand its breadth, enhance our products and capabilities, expand our geographic reach or Customer base, or otherwise offer growth opportunities. The pursuit of potential investments or acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not they are consummated. Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in investing in and acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition.

Specifically, we may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, potentially adversely affecting our results of operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations, and financial condition may suffer.
We have in the past made, and may in the future seek to make, strategic investments in early stage companies developing products or technologies that we believe could complement our Platform or expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities. These investments may be in early stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, we may invest in companies that do not succeed, and our investments may lose all or some of their value.
We may be subject to litigation for a variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition.
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, commercial, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition.
Risks Relating to Regulation
Our business is subject to extensive regulation and oversight in a variety of areas, directly and indirectly through our relationships with Issuing Banks and Card Networks, which regulations are subject to change and to uncertain interpretation.
We, our vendors, our partners, and our Customers are subject to a wide variety of state, federal, and international laws, regulations, and industry standards in the United States and in other countries where we operate both directly and indirectly through our relationships with Issuing Banks and Card Networks. These laws, regulations, industry standards, and rules govern numerous areas important to our business. While we currently operate our business in an effort to ensure our business itself is not subject to extensive regulation, the Issuing Banks and Card Networks that we partner with operate in a highly regulated landscape, and there is a risk that those regulations could become applicable to us. We are directly subject to regulation in areas including privacy, data security, data protection, and anti-bribery, and our contractual relationships with Issuing Banks and Card Networks subject us to additional regulations including those relating to payments services (such as payment processing and settlement services), consumer protection, anti-money laundering, anti-bribery, escheatment, international sanctions regimes, data privacy and security, intellectual property, and compliance with the Payment Card Industry Data Security Standard, or PCI DSS, a data security standard obligating companies that process, store, or transmit payment card information to maintain security measures designed to protect cardholder data.

The laws, rules, regulations, and standards applicable to our business are enforced by multiple authorities and governing bodies in the United States, including federal agencies, self-regulatory organizations, and numerous state agencies. Outside of the United States, we may be subject to additional regulators. As we expand into new jurisdictions, or expand our Platform and product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. In addition, as our business and Platform continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
In addition to laws and regulations that apply directly to us, we are contractually subject to certain laws and regulations through our relationships with Issuing Banks and Card Networks, which operate in a highly regulated industry. Additionally, as a program manager, we are responsible for ensuring compliance with Issuing Banks’ requirements and Card Network rules, and we help create regulatory compliant card programs for our Customers. In some cases, our inability to ensure such compliance could expose us to liability or claims from our Customers or partners. Furthermore, legislative and regulatory changes could prompt our Issuing Banks to alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business. For example, due to our relationships with certain Issuing Banks and Card Networks, we may be subject to indirect supervision and examination by the Consumer Financial Protection Bureau, or the CFPB, which is engaged in rulemaking and regulation of the payments industry, including, among other things, the regulation of prepaid cards and the enforcement of certain protections under applicable regulations. While reform in the payment industry, such as the formation of the CFPB, has focused on individual consumer protection, legislatures continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business, results of operations, and financial condition due to increased compliance costs and new restrictions affecting the terms we offer our Platform or our products and services under.

A majority of our net revenue is derived from Interchange Fees and we expect Interchange Fees to continue to represent a significant percentage of our total net revenue in the near term. The amount of Interchange Fees we earn is highly dependent on the interchange rates that the Card Networks set and adjust. From time to time, Card Networks change the Interchange Fees and assessments they charge for transactions processed using their networks. Interchange Fees or assessments are also subject to change from time to time due to government regulation. Interchange Fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which limits Interchange Fees, may restrict or otherwise impact the way we do business or limit our ability to charge certain fees to Customers. Issuing Banks that are exempt from the Durbin Amendment are able to access higher interchange rates. As a result, to maximize our Interchange Fees, we currently only contract with Issuing Banks that are exempt from the Durbin Amendment when we provide program management services. Changes in regulation or additional rulemaking may adversely affect the way we conduct our business or result in additional compliance obligations and expense for our business and limitations on net revenue. For example, the Board of Governors of the Federal Reserve System recently proposed a change to the regulations implemented pursuant to the Electronic Fund Transfer Act to clarify that e-commerce transactions can be routed over secondary, unaffiliated debit card networks that generally set lower Interchange Fees. If implemented, we may experience a reduction in net revenue derived from Interchange Fees. Interchange Fee regulation also exists in other countries where our Customers use payment cards and such regulation could adversely affect our business in other foreign regions. Any changes in the Interchange Fees associated with our Customers’ card transactions could adversely affect our business, results of operations, and financial condition.

Many of these laws and regulations are evolving, unclear, and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. With increasing frequency, federal and state regulators are holding businesses in the payments industry to higher standards of training, monitoring, and compliance, including monitoring for possible violations of laws by our Customers and people who do business with our Customers while using our Platform or products. If we fail to comply with laws and regulations applicable to our business in a timely and appropriate manner, we may be subject to litigation or regulatory proceedings, we may have to pay fines and penalties, and our client relationships and reputation may be adversely affected, which could have a material adverse effect on our business, results of operations, and financial condition.
Regulations and industry standards related to privacy and data protection could adversely affect our ability to effectively provide our services.
Governmental bodies and industry organizations in the United States and abroad have adopted, or are considering adopting, laws and regulations restricting the use of, and requiring safeguarding of, personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. Further, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020 and imposes additional restrictions on the collection, processing, and disclosure of personal information, including imposing increased penalties on data privacy incidents. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, creates additional obligations relating to personal information that take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. Many obligations under these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
In the European Economic Area, or the EEA, the GDPR, which became effective in 2018, extends the scope of EU data protection law to all companies processing personal data of EU residents, regardless of the company’s location, and requires companies to meet stringent requirements regarding the handling of personal data. The GDPR also imposes some limitations on international transfers of personal data. The GDPR imposes substantial obligations and risk upon our business and provides for significant penalties in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of a company group’s annual global turnover, whichever is higher. Further, following the exit of the United Kingdom from the European Union, it remains unclear how the U.K. Data Protection Act, which implemented the GDPR in the United Kingdom, and other United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. We have incurred substantial expense in complying with new data protection legal frameworks and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our net revenue and our business overall. Additionally, because these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. On July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield, eliminating one of the mechanisms we had relied on to legitimize EU-U.S. data transfers. The court, however, approved an alternative transfer mechanism that we rely on known as the standard contractual clauses provided additional safeguards are in place. We are in the process of assessing this decision and its impact on our data transfer mechanisms. It is possible that the decision will restrict the ability to transfer personal data from the European Union to the United States. We (and many other companies) may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our Customers face the potential for regulators to apply different standards to the transfer of personal data from the European Union and Switzerland to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain personal data transfers from the European Union and Switzerland to the United States. Any inability to transfer personal data from the European Union to the United States in compliance with data protection laws or otherwise comply with requirements in this rapidly changing environment may impede our ability to attract and retain Customers unless and until we build out an EU-compliant data processing center. These restrictions may adversely affect our business and financial position.
Some countries are also considering or have passed legislation requiring local storage and processing of data, or similar requirements, potentially increasing the cost and complexity of our operations.
In connection with providing services to our Customers, we are required by certain self-regulatory frameworks and contractual arrangements with Card Networks and Issuing Banks to provide assurances regarding the confidentiality and security of non-public consumer information, including the PCI DSS. Further, certain Customers increasingly expect us to comply with more stringent privacy, data protection and information security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our Customers in the course of providing services. Our ability to maintain compliance with these standards and meet our Customers’ requirements may affect our ability to attract and maintain business in the future.
If we fail to comply with these standards or Customer requirements, or are alleged to have done so, we could be exposed to suits for breach of contract, potentially in addition to governmental proceedings. In addition, our Customer relationships and reputation could be adversely affected, and we could be inhibited in our ability to obtain new Customers. If more restrictive or burdensome laws, rules, or regulations related to privacy, data protection, or information security are adopted by authorities in the future on the federal or state level or internationally, or if existing laws, rules, or regulations become subject to new or differing interpretations or enforcement, or if we become bound by additional obligations to our Customers relating to privacy, data protection, or information security, including any additional compliance standards relating to non-public consumer personal information, our compliance and operational costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm, we may find it necessary or appropriate to modify our data processing practices or policies or otherwise restrict our operations, and our potential liability in connection with breaches or incidents relating to privacy, data protection, and information security may increase, all of which could have a material adverse effect on our business, results of operations, and financial condition.

There may continue to be changes in interpretations of existing laws and regulations, or new proposed laws, regulations, industry standards, and other obligations concerning privacy, data protection and information security, which could impair our or our Customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our offerings, increase our costs and impair our ability to maintain and grow our Customer base and increase our net revenue. Because the interpretation and application of many existing and emerging laws and regulations relating to privacy, data protection and information security, along with industry standards, are uncertain, it is possible that these laws and regulations may be interpreted and applied in new ways that are, or are alleged to be, inconsistent with our data management practices or the features of our products, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, any of which could have an adverse effect on our business. Any inability to adequately address privacy, data protection and information security concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy, data protection or information security laws, regulations, standards and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our Customers may limit the use and adoption of, and reduce the overall demand for, our Platform and our products and services.
Additionally, if third parties we work with, such as our partners or vendors, violate applicable laws or our policies, such violations may also put information we process at risk and could in turn adversely affect our business, reputation, financial condition, or results of operations.
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and adversely affect our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries where we conduct activities. Anti-corruption and anti-bribery laws have been interpreted broadly and enforced aggressively in recent years, and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we increase our international sales and business, our risks under these laws may increase.
In addition, in the future we may use third parties to conduct business on our behalf abroad. We or such future third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies we outsource certain of our business operations to, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, prosecutions, loss of export privileges, suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, settlements, damages, severe criminal or civil sanctions, penalties or injunctions against us, our officers or our employees, disgorgement of profits, and other sanctions, enforcement actions and remedial measures, and prohibitions on the conduct of our business, any of which could have a materially adverse effect on our reputation, business, trading price, results of operations, financial condition and prospects.

We may be subject to governmental export controls and economic sanctions regulations that could impair our ability to compete in international markets and could subject us to liability if we are not in compliance with applicable laws.
Certain of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Exports of our products and the provision of our services must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.
In addition, changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our Platform, products, and services in international markets, or, in some cases, prevent the use of our Platform and products or provision of our services in certain countries or with certain end users. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could also result in decreased use of our Platform, products, and services or in our decreased ability to provide our products and services to existing or prospective Customers with international operations. Any decreased use of our Platform, products, or services or limitation on our ability to provide our Platform, products, or services could adversely affect our business, results of operations, and financial condition.
Further, we incorporate encryption technology into certain of our products. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our Customers’ ability to use our products in those countries if our products are subject to such laws and regulations. While we believe our encryption products meet certain exceptions that reduce the scope of export control restrictions applicable to such products, these exceptions may be determined not to apply to our encryption products and our products and underlying technology may become subject to export control restrictions.
Governmental regulation of encryption technology and regulation of exports of encryption products, or our failure to obtain required approval for our products, when applicable, could adversely affect our international sales and net revenue. If we were required to comply with regulatory requirements regarding the export of our Platform and products and provision of our services, including with respect to new releases of our products and services, we may experience delays introducing our Platform in international markets, our Customers with international operations may experience difficulty deploying our Platform and products and using our services, or, in some cases, we may be prevented from exporting our Platform or products or providing our services to some countries altogether.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In recent periods, we have experienced rapid growth, and this growth has placed considerable strain on our IT and settlement operations systems, processes, and personnel. As a result of monitoring our internal controls, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness that we identified occurred because we had inadequate processes and controls to ensure the timely reconciliations of certain customer-related settlement bank accounts.

To address this material weakness, we are deploying additional engineering, and settlement operations personnel and are implementing process level and monitoring controls to ensure timely reconciliation of these customer-related settlement bank accounts. We will not be able to sufficiently remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time. While we are undertaking efforts to remediate this material weakness, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts at this time. We can give no assurance that our efforts will remediate this deficiency in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our condensed consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, we have worked to improve the controls around our key accounting processes and our quarterly close process, we have implemented a number of new systems to supplement our core enterprise resource planning system as part of our control environment, and we have hired additional accounting and finance personnel to help us implement these processes and controls.
As a result of monitoring our internal controls for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. To address this material weakness, we are deploying additional engineering, and settlement operations personnel and are implementing process level and monitoring controls to ensure timely reconciliation of these customer-related settlement bank accounts.
To maintain and improve the effectiveness of our disclosure controls and procedures and remediate a material weakness in our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls or we may be unable to remediate the existing material weakness in our controls as discussed above in “—We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.”
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional deficiencies in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could adversely affect our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market, or Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. In addition, as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. If our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our results of operations.
A change in accounting standards or practices may have a significant effect on our results of operations and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported results of operations or the way we conduct our business.
Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, potentially resulting in regulatory discipline and weakening investors’ confidence in us.
We could be required to collect additional sales, value added or similar taxes or be subject to other tax liabilities that may increase the costs our Customers would have to pay for our solutions and adversely affect our results of operations.
We have not collected sales, value added or similar indirect taxes in all jurisdictions in which we have sales. One or more jurisdictions may seek to impose incremental or new sales, value added or other indirect tax collection obligations on us. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

Changes in tax laws or regulations could have a material adverse effect on our business, results of operations, and financial conditions.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Department of the Treasury, and state and local tax authorities. Changes in U.S. tax laws or their interpretations (which may have retroactive application), such as, for example, President Biden’s plan which, includes significant modifications to key provisions of the existing U.S. corporate income tax regime such as an increased tax rate, promotion of a global minimum tax, and other changes that address taxes on profits from intangible assets and activities of foreign subsidiaries. In July 2021, finance leaders for the Group of 20 countries agreed to back a new global minimum tax rate that would apply regardless of location of headquarters or physical presence. Although uncertain, if some or all of these proposals are enacted and applicable to us, they could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, potentially negatively affecting our business, results of operations, and financial condition. As we grow internationally, we may also be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, potentially adversely affecting our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could adversely affect us and our results of operations.
We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business, results of operations, and financial condition.
The determination of our worldwide provision for income taxes, value-added taxes, and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions. Our determination of our tax liabilities is always subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have a negative effect on our business and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our results of operations and financial condition in the periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.
In addition, our future income taxes could be adversely affected by earnings being lower than anticipated, or by the incurrence of losses, in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates; by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program; or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Various levels of government, such as U.S. federal and state legislatures, and international organizations, such as the Organization for Economic Co-operation and Development, are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. Any such tax reform or other legislative or regulatory actions could increase our effective tax rate, which may materially and adversely affect our business, financial condition, and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
We have incurred substantial net operating losses, or NOLs, during our history. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or (the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We do not believe our existing NOLs are subject to limitation; however, if we have undergone previous ownership changes, or if we undergo an ownership change in the future, our ability to utilize NOLs could be limited by Section 382 of the Code and/or analogous provisions of applicable state tax law in states where we have incurred NOLs for state income tax purposes. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under these rules.
In addition, the amount of NOLs arising in taxable years beginning after December 31, 2017 that we are permitted to deduct in a taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in each such year to which the NOLs are applied, where taxable income for such year is determined without regard to the NOL deduction itself, and such NOLs may be carried forward indefinitely. NOLs generated in taxable years beginning on or prior to December 31, 2017, however, may be carried forward for only 20 years, but are not subject to the 80% limitation. Our NOLs may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021 and 2022 for many taxpayers. There is a risk that due to legislative or regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Furthermore, our ability to utilize our NOLs is conditioned upon our becoming profitable in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining NOLs, the portion of our NOLs that was generated in taxable years beginning on or prior to December 31, 2017 could expire unused.
Risks Relating to Intellectual Property
If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate reduced net revenue, and incur costly litigation to protect our rights.
Our success depends, in part, upon protecting our proprietary information and technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights. The steps we take to protect our intellectual property, however, may be inadequate. We cannot assure you that any patents or trademarks will be issued with respect to our currently pending patent and trademark applications in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any patents or trademarks issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and trademarks and any patents or trademarks that may be issued in the future with respect to pending or future applications may not provide sufficiently broad protection, or they may not prove to be enforceable in actions against alleged infringers. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our Platform, or certain aspects of our Platform, and use information that we regard as proprietary to create products that compete with our Platform. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our Platform, or certain aspects of our Platform, may be unenforceable under the laws of certain jurisdictions and foreign countries.

Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we continue to expand our international activities, our exposure to unauthorized copying and use of our Platform, or certain aspects of our Platform, and proprietary information may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
We also rely in part on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees, consultants, and contractors and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of our Platform, or certain aspects of our Platform, and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our Platform.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may not be able to detect infringement by third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our Platform, impair the functionality of our Platform, delay introductions of new capabilities, result in our substituting inferior or more costly technologies into our Platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new capabilities, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license such technology could impair our ability to compete.
Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.
Our Platform incorporates open source software, and we expect to continue to incorporate open source software in our products and Platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and Platform. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating net revenue from Customers using products that contained the open source software, and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our Customers could be required to seek licenses from third parties to continue offering our products and operating our Platform and to re-engineer our products or Platform or discontinue offering our products to Customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re-engineer our products or Platform, could result in Customer dissatisfaction, and may adversely affect our business, results of operations, and financial condition.

We may be accused of infringing the intellectual property rights of third parties.
We may be accused of infringing intellectual property or other proprietary rights of third parties, including their copyrights, trademarks, or patents, or improperly using or disclosing their trade secrets, or otherwise infringing or violating their proprietary rights. The costs of supporting any litigation or disputes related to such claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claim is valid, we may be compelled to cease our use of such intellectual property or other proprietary rights and pay damages, potentially adversely affecting our business. Even if such claims were not valid, defending them could be expensive and distract our management team, adversely affecting our results of operations.
Although we require our employees to not use the proprietary information or know-how of others in their work for us and we are not currently subject to any claims that they have done so, we may in the future become subject to claims that these employees have divulged, or we have used, proprietary information of these employees’ former employers. Litigation may be necessary to defend against these claims. If we are unable to successfully defend any such claims, we may be required to pay monetary damages and to discontinue our commercialization of certain solutions. In addition, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new solutions and features for our existing solutions, which could severely weaken our business. Even if we are successful in defending against these claims, litigation efforts are costly, time-consuming and a significant distraction to management.
We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify, and hold harmless our Customers and other partners from damages and costs arising from the infringement or claimed infringement by our solutions of third-party patents or other intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property infringement claims. A claim that one of our solutions infringes a third party’s intellectual property rights, even if untrue, could damage our relationships with our Customers, may deter future Customers from purchasing our solutions, and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a Customer and a third party relating to infringement by our solutions, an adverse outcome in any such litigation could make it more difficult for us to defend our solutions against intellectual property infringement claims in any subsequent litigation where we are a named party. Any of these results could harm our brand and adversely affect our results of operations.
Risks Relating to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and is likely to continue to be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased such shares.
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of the COVID-19 pandemic. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets and/or publicly-listed technology and fintech companies;
•actual or anticipated fluctuations in our net revenue or other operating metrics;
•our actual or anticipated operating performance and the operating performance of our competitors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•the economy as a whole and market conditions in our industry;

•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, or capabilities, acquisitions, strategic partnerships or investments, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cybersecurity in the United States or globally;
•lawsuits threatened or filed against us;
•actual or perceived privacy or data security incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any major change in our board of directors, management, or key personnel;
•other events or factors, including those resulting from war, incidents of terrorism, pandemics (including the COVID-19 pandemic), or elections, or responses to these events;
•the expiration of contractual lock-up or market standoff agreements; and
•sales of additional shares of our Class A common stock by us or our stockholders.
In addition, stock markets, and the market for technology and fintech companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Often, trading prices of many companies have fluctuated in ways unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.
Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our net revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the trading price of our Class A common stock could decline substantially. Such a trading price decline could occur even when we have met any previously publicly stated net revenue or earnings forecasts that we may provide.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Class B common stock, including our directors, executive officers, and their respective affiliates. This ownership limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval, and that may depress the trading price of our Class A common stock.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 32.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.
We cannot predict the effect our dual class structure may have on the trading price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have or continue to have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and Annual Report on Form 10-K; and
•exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following the completion of our IPO. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the trading price of our Class A common stock and trading volume could be adversely affected.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts cover us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock trading price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Class A common stock could decrease, potentially causing our Class A common stock trading price and trading volume to decline.
Sales of substantial amounts of our Class A common stock in the public markets, such as when our lock-up restrictions are released, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline.

Substantially all of our securities outstanding are currently restricted from resale as a result of lock-up and market standoff agreements. These securities will become available to be sold 180 days after the date of our IPO, subject to earlier release of our officers, directors, and other holders from the restrictions contained in such agreements on the earlier of (i) the opening of trading on the second trading day immediately following our release of earnings for the quarter ended September 30, 2021 and (ii) 180 days after the date of the Prospectus.

The lead underwriters for our IPO may, in their discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, the perception that such sales may occur, or early release of these agreements could cause our trading price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. Shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements.

In addition, as of June 30, 2021, we had 48,319,951 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock, as well as 8,423,137 shares of Class B common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors, and applicable vesting requirements.
Certain holders of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders and could negatively affect our results of operations.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline. Any additional grants of equity awards under our stock incentive plans will also increase share-based compensation expense and negatively affect our results of operations.
Commencing in 2020, we began granting RSUs to employees. RSUs granted prior to April 1, 2021 vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for these awards is satisfied over four years. The liquidity condition for these awards is satisfied upon the occurrence of a change in control of the Company or the consummation of an initial public offering of our equity securities, as defined in such RSU agreements. In June 2021, we completed our IPO and the liquidity condition was satisfied. Subsequent to the IPO, these RSUs vest over the remaining service period.
During the three and six months ended June 30, 2021, share-based compensation expense recognized for RSUs was $30.1 million, which represented $23.1 million of cumulative prior service as of the IPO completion date for RSUs that vest upon the satisfaction of both a service condition and a liquidity condition, and $7.0 million of expense for RSUs granted during the three months ended June 30, 2021 that vest upon the satisfaction of only a service vesting condition. During the three and six months ended June 30, 2020, no share-based compensation expense was recognized for RSUs because the liquidity condition had not yet occurred.

As of June 30, 2021, unrecognized compensation costs related to unvested RSUs was $106.3 million. These costs are expected to be recognized over a period of 3.3 years.
In April and May 2021, our board of directors granted our Chief Executive Officer equity incentive awards in the form of performance-based stock options covering 19,740,923 and 47,267 shares of our Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively, or, collectively, the CEO Long-Term Performance Award. The CEO Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price goals.
As of June 30, 2021, the aggregate unrecognized compensation cost related to the CEO Long-Term Performance Award was $197.0 million, which is expected to be recognized over the remaining derived service period of 4.6 years.
We do not intend to pay dividends on our Class A common stock in the foreseeable future and, consequently, the ability of Class A common stockholders to achieve a return on investment will depend on appreciation in the trading price of our Class A common stock.
We have never declared or paid any cash dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors, and limit the trading price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the Chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•provide for a dual class common stock structure where holders of our Class B common stock are able to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and
•contain advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our amended and restated bylaws designate state or federal courts located within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, potentially limiting stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•any action asserting a claim arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or
•any action asserting a claim that is governed by the internal affairs doctrine, or the Delaware Forum Provision.
The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as we are incorporated in the State of Delaware.
In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, or employees, potentially discouraging the filing of lawsuits against us and our directors, officers, and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

General Risk Factors
Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches, or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. A significant natural disaster, such as an earthquake, fire, or flood, occurring at our headquarters, at one of our other facilities, or where a vendor is located, could adversely affect our business, results of operations, and financial condition. Further, if a natural disaster or man-made problem were to affect our vendors, this could adversely affect the ability of our Customers to use our Platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our Customers’ businesses, national economies, or the world economy as a whole. Health concerns or political or governmental developments in countries where we or our Customers and vendors operate could result in economic, social, or labor instability and could have a material adverse effect on our business, results of operations, and financial condition.
We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing, and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations in part or in full and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations, and financial condition.
In addition, computer malware, viruses, computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent generally and in our industry, have occurred on our Platform in the past, and may occur on our Platform in the future. Though it is difficult to determine fully what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, integrity, and availability of our products and technical infrastructure to the satisfaction of our Customers may harm our reputation and our ability to retain existing Customers and attract new Customers.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations.

As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, potentially adversely affecting our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants or contractors, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, potentially resulting in continued uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
Being a public company and being subject to these new rules and regulations makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our management and could divert their attention away from the day-to-day management of our business, potentially adversely affecting our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On June 16, 2021, two warrants to purchase up to an aggregate of 669,528 shares of our Class B common stock were net exercised for 668,412 shares of our Class B common stock.
Additionally, the following sets forth information regarding all unregistered securities granted or sold pursuant to our Amended and Restated 2011 Equity Incentive Plan from April 1, 2021 through June 8, 2021 (the date of the filing of our registration statement on Form S-8):
•We granted to our directors, employees, consultants and other service providers options to purchase an aggregate of 25,033,191 shares of our common stock with per share exercise prices ranging from $21.49 to $23.40.
•We issued and sold to our directors, employees, consultants and other service providers an aggregate of 859,343 shares of our common stock at per share purchase prices ranging from $0.04 to $10.48 pursuant to exercises of options granted.
•We granted to our employees, consultants and other service providers an aggregate of 3,190,913 restricted stock units to be settled in shares of our common stock.
We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about Marqeta, Inc.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended June 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 2021	—	$—
May 2021	4,063	$0.26
June 2021	5,834	$0.40
Total	9,897	$0.34
(1) Represents shares of unvested common stock previously issued upon early exercise of unvested stock options that were repurchased by us from former employees upon their termination in accordance with the terms of their stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.
Use of Proceeds from Public Offering of Class A Common Stock
On June 11, 2021, we closed our initial public offering of 52,272,727 shares of our Class A common stock at an offering price of $27.00 per share, including 6,818,181 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in aggregate net proceeds to us of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256154), which was declared effective by the SEC on June 8, 2021. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the initial public offering terminated.
We also used $10.9 million of the net proceeds from our initial public offering to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs in connection with the offering. There has been no material change in the planned use of proceeds from our initial public offering from that disclosed in the Prospectus.
No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256154	3.2	May 24, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256154	3.4	May 24, 2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256154	4.1	May 14, 2021
4.2	Amended and Restated Investors Rights Agreement, dated May 27, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-256154	4.2	May 14, 2021
4.3	Warrant to Purchase Stock issued to Comerica Ventures Incorporated by the Registrant, dated October 11, 2013.	S-1	333-256154	4.3	May 14, 2021
4.4	Warrant to Purchase Stock issued to Comerica Ventures Incorporated by the Registrant, dated October 11, 2013.	S-1	333-256154	4.4	May 14, 2021
4.5†	Warrant to Purchase Common Stock issued to Uber Technologies, Inc. by the Registrant, dated September 15, 2020, as amended on January 7, 2021.	S-1/A	333-256154	4.7	May 24, 2021
4.6†	Warrant to Purchase Common Stock issued to Square, Inc. by the Registrant, dated March 13, 2021.	S-1	333-256154	4.8	May 14, 2021
4.7†	Warrant to Purchase Common Stock issued to Ramp Business Corporation by the Registrant, dated March 31, 2021.	S-1/A	333-256154	4.9	May 24, 2021
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-256154	10.1	May 24, 2021
10.2#	Amended and Restated 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256154	10.2	May 14, 2021
10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-256154	10.3	June 1, 2021
10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256154	10.4	June 1, 2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256154	10.5	May 24, 2021
10.6#	Executive Severance Plan.	S-1/A	333-256154	10.6	May 24, 2021
10.7#	Non-Employee Director Compensation Policy.	S-1/A	333-256154	10.7	May 24, 2021
10.12#	Form of Director Offer Letter.	S-1	333-256154	10.12	May 14, 2021
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.

#	Indicates management contract or compensatory plan, contract or agreement.

*	Filed herewith.

**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: August 11, 2021	By:	/s/ Jason Gardner
	Name:	Jason Gardner
	Title:	Chief Executive Officer (Principal
Executive Officer)

Date: August 11, 2021	By:	/s/ Philip (Tripp) Faix
	Name:	Philip (Tripp) Faix
	Title:	Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)