Form 10-Q
period 2021-09-30
Marqeta, Inc.
filed 2021-11-10
CIK 1522540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, there were 232,493,282 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 307,644,037 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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
•our expectations as to live events returning throughout the rest of 2021;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Marqeta”, the “Company”, the “Registrant,” “we”, “us”, “our”, or similar references are to Marqeta, Inc. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,260,220	$220,433
Restricted cash	7,800	7,800
Marketable securities	408,954	149,903
Accounts receivable, net	7,338	8,420
Settlements receivable, net	15,451	12,867
Network incentives receivable	40,024	20,022
Prepaid expenses and other current assets	19,859	11,461
Total current assets	1,759,646	430,906
Property and equipment, net	10,191	9,477
Operating lease right-of-use assets, net	11,832	13,411
Other assets	1,473	3,886
Total assets	$1,783,142	$457,680
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,717	$2,362
Revenue share payable	88,183	78,191
Accrued expenses and other current liabilities	97,606	60,545
Total current liabilities	188,506	141,098
Redeemable convertible preferred stock warrant liabilities	—	2,517
Operating lease liabilities, net of current portion	13,218	15,449
Other liabilities	8,078	10,452
Total liabilities	209,802	169,516
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; zero and 352,047,950 shares authorized; zero and 351,844,340 shares issued and outstanding; aggregate liquidation preference of zero and $552,868 as of September 30, 2021 and December 31, 2020, respectively	—	501,881
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 100,000,000 and zero shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and zero Class A shares authorized, 126,231,304 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. 600,000,000 and 545,000,000 Class B shares authorized, 413,545,721 and 130,312,838 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	54	13
Additional paid-in capital	1,954,315	39,769
Accumulated other comprehensive income (loss)	(383)	25
Accumulated deficit	(380,646)	(253,524)
Total stockholders’ equity (deficit)	1,573,340	(213,717)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,783,142	$457,680
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$131,512	$84,306	$361,761	$202,096
Costs of revenue	72,438	49,024	205,855	120,635
Gross profit	59,074	35,282	155,906	81,461
Operating expenses:
Compensation and benefits	81,219	38,231	221,262	89,114
Professional services	7,947	2,132	20,590	6,957
Technology	9,299	3,432	22,494	8,531
Occupancy	1,091	1,100	3,084	3,267
Depreciation and amortization	786	901	2,567	2,608
Marketing and advertising	490	371	1,480	1,052
Other operating expenses	3,880	1,287	8,705	3,914
Total operating expenses	104,712	47,454	280,182	115,443
Loss from operations	(45,638)	(12,172)	(124,276)	(33,982)
Other income (expense), net	(57)	(83)	(2,705)	117
Loss before income tax expense	(45,695)	(12,255)	(126,981)	(33,865)
Income tax expense	(35)	(43)	(141)	(70)
Net loss	$(45,730)	$(12,298)	$(127,122)	$(33,935)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.10)	$(0.42)	$(0.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	538,896,513	124,225,475	302,967,155	120,931,681
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(45,730)	$(12,298)	$(127,122)	$(33,935)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(10)	(2)	(36)	(38)
Change in unrealized gain (loss) on marketable securities	(285)	(141)	(372)	147
Comprehensive loss	$(46,025)	$(12,441)	$(127,530)	$(33,826)
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	351,844,340	$501,881	130,312,838	$13	$39,769	$25	$(253,524)	$(213,717)
Issuance of common stock upon exercise of vested options	—	—	1,904,186	—	1,410	—	—	1,410
Issuance of common stock upon early exercise of unvested options	—	—	319,883	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(18,567)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	223	—	—	223
Share-based compensation expense	—	—	—	—	11,392	—	—	11,392
Change in other comprehensive income (loss)	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(12,838)	(12,838)
Balance as of March 31, 2021	351,844,340	$501,881	132,518,340	$13	$52,794	$(20)	$(266,362)	$(213,575)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	52,272,727	7	1,312,331	—	—	1,312,338
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(351,844,340)	(501,881)	351,844,340	34	501,847	—	—	501,881
Reclassification of redeemable convertible preferred stock warrant liabilities to common stock and additional paid-in capital upon initial public offering	—	—	—	—	5,438	—	—	5,438
Issuance of common stock upon exercise of options	—	—	859,343	—	1,161	—	—	1,161
Repurchase of early exercised stock options	—	—	(9,897)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	730,186	—	(10,273)	—	—	(10,273)
Issuance of common stock upon exercise of common stock warrants	—	—	668,412	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	2,102	—	—	2,102
Share-based compensation expense	—	—	—	—	55,536	—	—	55,536
Change in other comprehensive income (loss)	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(68,554)	(68,554)
Balance as of June 30, 2021	—	$—	538,883,451	$54	$1,920,936	$(88)	$(334,916)	$1,585,986
Issuance of common stock upon exercise of options	—	—	153,374	—	401	—	—	401
Repurchase of early exercised stock options	—	—	(37,621)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	574,211	—	(8,175)	—	—	(8,175)
Issuance of common stock upon exercise of common stock warrants	—	—	203,610	—	60	—	—	60
Vesting of common stock warrants	—	—	—	—	2,128	—	—	2,128
Share-based compensation expense	—	—	—	—	38,965	—	—	38,965
Change in other comprehensive income (loss)	—	—	—	—	—	(295)	—	(295)
Net loss	—	—	—	—	—	—	(45,730)	(45,730)
Balance as of September 30, 2021	—	$—	539,777,025	$54	$1,954,315	$(383)	$(380,646)	$1,573,340
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit
(in thousands, except share and per share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	336,843,578	$335,748	118,430,031	$12	$7,365	$46	$(205,829)	$(198,406)
Issuance of common stock upon exercise of vested options	—	—	2,233,220	—	173	—	—	173
Issuance of common stock upon early exercise of unvested options	—	—	313,587	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(142,726)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	119	—	—	119
Share-based compensation expense	—	—	—	—	3,745	—	—	3,745
Change in other comprehensive income (loss)	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(14,530)	(14,530)
Balance as of March 31, 2020	336,843,578	$335,748	120,834,112	$12	$11,402	$67	$(220,359)	$(208,878)
Issuance of Series E-1 redeemable convertible preferred stock at $8.34 per share, net of issuance costs of $8,058	17,991,220	143,109	—	—	—	—	—	—
Issuance of common stock upon exercise of vested options	—	—	94,685	—	44	—	—	44
Issuance of common stock upon early exercise of unvested options	—	—	19,584	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(28,206)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	294	—	—	294
Share-based compensation expense	—	—	—	—	2,918	—	—	2,918
Change in other comprehensive income (loss)	—	—	—	—	—	231	—	231
Net loss	—	—	—	—	—	—	(7,107)	(7,107)
Balance as of June 30, 2020	354,834,798	$478,857	120,920,175	$12	$14,658	$298	$(227,466)	$(212,498)
Issuance of Series E-1 redeemable convertible preferred stock at $8.34 per share, net of issuance costs of $8,058	2,998,536	23,833	—	—	—	—	—	—
Conversion of Series E redeemable convertible preferred stock to common stock	(5,988,994)	(809)	5,988,994	1	808	—	—	809
Issuance of common stock upon exercise of vested options	—	—	1,775,852	—	893	—	—	893
Issuance of common stock upon early exercise of unvested options	—	—	409,879	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(9,750)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	138	—	—	138
Share-based compensation expense	—	—	—	—	11,957	—	—	11,957
Change in other comprehensive income (loss)	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(12,298)	(12,298)
Balance as of September 30, 2020	351,844,340	$501,881	129,085,150	$13	$28,454	$155	$(239,764)	$(211,142)
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(127,122)	$(33,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,567	2,608
Share-based compensation expense	105,893	18,620
Non-cash operating leases expense	1,579	1,519
Amortization of premium on marketable securities	974	231
Provision for doubtful accounts	108	44
Other	2,891	1,053
Changes in operating assets and liabilities:
Accounts receivable	974	(2,944)
Settlements receivable	(2,584)	137
Network incentives receivable	(20,002)	(3,426)
Prepaid expenses and other assets	(6,089)	(1,439)
Accounts payable	282	(314)
Revenue share payable	9,992	26,559
Accrued expenses and other liabilities	34,037	20,751
Operating lease liabilities	(2,147)	(890)
Net cash provided by operating activities	1,353	28,574
Cash flows from investing activities:
Purchases of property and equipment	(2,251)	(2,151)
Purchases of marketable securities	(375,089)	(183,367)
Sales of marketable securities	—	71,981
Maturities of marketable securities	114,688	72,190
Net cash used in investing activities	(262,652)	(41,347)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discounts and commissions	1,319,809	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	166,942
Proceeds from exercise of stock options, including early exercised stock options	2,872	1,744
Proceeds from exercise of warrants	60	—
Taxes paid related to net share settlement of restricted stock units	(18,448)	—
Payment of deferred offering costs	(3,134)	(1,231)
Repurchase of early exercised unvested options	(73)	(66)
Net cash provided by financing activities	1,301,086	167,389
Net increase in cash, cash equivalents, and restricted cash	1,039,787	154,616
Cash, cash equivalents, and restricted cash- Beginning of period	228,233	68,144
Cash, cash equivalents, and restricted cash - End of period	$1,268,020	$222,760
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,260,220	$214,960
Restricted cash	7,800	7,800
Total cash, cash equivalents, and restricted cash	$1,268,020	$222,760
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$1,193	$99
Deferred offering costs not yet paid	$—	$647
Conversion of redeemable convertible preferred stock to common stock	$—	$809
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020 has been derived from our audited consolidated financial statements, which are included in the prospectus dated June 8, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, or the Prospectus. The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in the Prospectus.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the three and nine months ended September 30, 2021, the Company incurred net losses of $45.7 million and $127.1 million, respectively, and had an accumulated deficit of $380.6 million as of September 30, 2021. The Company expects losses from operations to continue for the foreseeable future as it incurs costs and expenses related to creating new products for Customers, acquiring new Customers, developing its brand, expanding into new geographies and developing the existing Platform infrastructure. The Company believes that its cash and cash equivalents of $1.3 billion and marketable securities of $409.0 million as of September 30, 2021 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
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
2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies during the three and nine months ended September 30, 2021.
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources and evaluating the Company's financial performance.
For the three and nine months ended September 30, 2021 and 2020, revenue outside of the United States, based on the billing address of the Customer, was not material. As of September 30, 2021 and December 31, 2020, long-lived assets located outside of the United States were not material.
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

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from Customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Platform services revenue, net	$126,388	$81,620	$350,884	$195,260
Other services revenue	5,124	2,686	10,877	6,836
Total net revenue	$131,512	$84,306	$361,761	$202,096
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	September 30, 2021	December 31, 2020
Contract assets - current	Prepaid expenses and other current assets	$672	$118
Contract assets - non-current	Other assets	830	294
Total contract assets		$1,502	$412
Deferred revenue - current	Accrued expenses and other current liabilities	$8,978	$3,983
Deferred revenue - non-current	Other liabilities	6,882	8,865
Total deferred revenue		$15,860	$12,848
Net revenue recognized during the three months ended September 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was $3.3 million and $1.0 million, respectively. Net revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was $2.9 million and $0.6 million, respectively.
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
4.    Marketable Securities
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$374,849	$1	$(257)	$374,593
Commercial paper	16,880	—	—	16,880
Asset-backed securities	2,017	—	—	2,017
Corporate debt securities	15,468	3	(7)	15,464
Total marketable securities	$409,214	$4	$(264)	$408,954

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$125,823	$47	$(6)	$125,864
Commercial paper	4,991	—	—	4,991
Asset-backed securities	4,294	21	—	4,315
Corporate debt securities	14,683	52	(2)	14,733
Total marketable securities	$149,791	$120	$(8)	$149,903
The Company had sixteen and six separate marketable securities in unrealized loss positions as of September 30, 2021 and December 31, 2020, respectively. The Company did not identify any marketable securities that were other-than-temporarily impaired as of September 30, 2021 and December 31, 2020.
The following table summarizes the stated maturities of the Company’s marketable securities:

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$56,756	$56,756	$149,791	$149,903
Due after one year through two years	352,458	352,198	—	—
Total	$409,214	$408,954	$149,791	$149,903

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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$1,227,637	$—	$—	$1,227,637
Marketable securities
U.S. government securities	374,593	—	—	374,593
Commercial paper	—	16,880	—	16,880
Asset-backed securities	—	2,017	—	2,017
Corporate debt securities	—	15,464	—	15,464
Total assets	$1,602,230	$34,361	$—	$1,636,591

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$203,592	$—	$—	$203,592
Marketable securities
U.S. government securities	125,864	—	—	125,864
Commercial paper	—	4,991	—	4,991
Asset-backed securities	—	4,315	—	4,315
Corporate debt securities	—	14,733	—	14,733
Total assets	$329,456	$24,039	$—	$353,495
Other liabilities
Redeemable convertible preferred stock warrants	$—	$—	$2,517	$2,517
Total liabilities	$—	$—	$2,517	$2,517
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
The fair value of the redeemable convertible preferred stock warrant liabilities was estimated using the following assumptions:

	June 9, 2021	December 31, 2020
Dividend yield	0.00%	0.00%
Expected volatility	49.93%	49.93%
Expected term (in years)	2.34	2.78
Risk-free interest rate	0.31%	0.17%
Fair value of Series B redeemable convertible preferred stock	$27.00	$12.66
The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liabilities:

	September 30, 2021	December 31, 2020
Balance, beginning of the period	$2,517	$569
Remeasurement of redeemable convertible preferred stock warrant liabilities	2,921	1,948
Reclassification of redeemable convertible preferred stock warrant liabilities to common stock and additional paid-in capital upon initial public offering	(5,438)	—
Balance, end of the period	$—	$2,517
There were no transfers of financial instruments between the fair value hierarchy levels during the three and nine months ended September 30, 2021 and the year ended December 31, 2020.
6. Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$12,210	$6,162
Card program deposits	2,167	2,174
Other current assets	5,482	3,125
Prepaid expenses and other current assets	$19,859	$11,461

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Leasehold improvements	$8,110	8,110
Computer equipment	8,917	7,634
Furniture and fixtures	2,459	2,333
Internally developed and purchased software	2,905	1,299
	22,391	19,376
Accumulated depreciation and amortization	(12,200)	(9,899)
Property and equipment, net	$10,191	$9,477
Depreciation and amortization expense was $0.8 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $2.6 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company capitalized $0.1 million and $1.5 million as internal-use software costs during the three and nine months ended September 30, 2021, respectively. The Company did not capitalize any internal-use software costs during the three and nine months ended September 30, 2020, because development costs meeting capitalization criteria were not material during the respective periods.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued costs of revenue	$34,086	$24,529
Reserve for contract contingencies and processing errors	11,686	9,537
Accrued compensation and benefits	25,568	14,078
Deferred revenue	8,978	3,983
Operating lease liabilities, current portion	2,935	2,771
Accrued professional services	2,552	867
Other accrued liabilities	11,801	4,780
Accrued expenses and other current liabilities	$97,606	$60,545
Other Liabilities
Other liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Deferred revenue, net of current portion	$6,882	$8,865
Other long-term liabilities	1,196	1,587
Other liabilities	$8,078	$10,452

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
The Company's operating lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$843	$877	$2,581	$2,645
Variable lease cost	65	112	135	336
Short-term lease cost	237	71	368	206
Total lease cost	$1,145	$1,060	$3,084	$3,187
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining operating lease term (in years)	4.3	5.1
Weighted average discount rate	7.7%	7.7%
Maturities of operating lease liabilities by year are as follows as of September 30, 2021:

Remainder of 2021	$1,012
2022	4,112
2023	4,239
2024	4,472
2025	4,599
Thereafter	780
Total lease payments	19,214
Less imputed interest	(3,061)
Total operating lease liabilities	$16,153
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$1,007	$900	$3,072	$2,699
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$192

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
Purchase Obligations
As of September 30, 2021, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $9.1 million, payable over the next 5 years. These purchase obligations generally represent minimum commitments for cloud-computing services and issuing bank processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of compensation that an employee contributes. The matching contribution vests after one year of service. During the three months ended September 30, 2021 and 2020, the Company contributed a total of $0.8 million and $0.5 million to its defined contribution plans, respectively. During the nine months ended September 30, 2021 and 2020, the Company contributed a total of $2.2 million and $1.4 million to its defined contribution plans, respectively.
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of September 30, 2021 and December 31, 2020, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
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
Non-income Taxes
The Company is subject to state and local indirect taxes in various jurisdictions in the United States. In several of these jurisdictions the Company has reviewed and concluded that such indirect taxes are not applicable to the Company’s service offerings. In a few of these jurisdictions the tax regulations are less clear. While the Company believes its service offerings are not subject to tax in these jurisdictions, the Company is working with the respective state and local tax authorities to confirm the Company’s conclusions. The Company has not recorded a liability associated with these matters as of September 30, 2021 as it believes it is not probable that the indirect taxes are applicable to the Company. In the event that adverse information is received in response to the Company's state inquiries, and the Company chooses not to appeal, a potential tax liability would be $6.0 million as of September 30, 2021.
8.    Stock Incentive Plans
The following table summarizes the share-based compensation expense recognized for the different stock incentive plans discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options(1)	$22,180	$2,907	$47,322	$8,134
Secondary sales of common stock	—	9,050	11,642	10,486
Restricted stock units	15,882	—	45,948	—
Employee Stock Purchase Plan	903	—	981	—
Total	$38,965	$11,957	$105,893	$18,620
(1) Includes the share-based compensation expense recognized for employees, non-employees and the CEO Long-Term Performance Award. During the three and nine months ended September 30, 2021, share-based compensation expense recognized for the CEO Long-Term Performance Award was $13.4 million and $24.8 million, respectively.

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
A summary of the Company's stock option activity under both stock incentive plans was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Balance as of December 31, 2020(2)	23,421,374	$1.35	8.33 years	$248,002
Granted	29,113,555	20.07
Exercised	(3,236,786)	1.06
Canceled and forfeited	(3,241,591)	2.89
Balance as of September 30, 2021(2)	46,056,552	$13.09	8.66 years	$417,075
Vested as of September 30, 2021	9,922,355	$1.43	6.73 years	$219,482
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options and these balances include all exercisable stock options regardless of vesting status.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
As of September 30, 2021, unrecognized compensation costs related to unvested outstanding stock options, excluding the CEO Long-Term Performance Award, was $105.8 million. These costs are expected to be recognized over a period of 2.7 years.
The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	57.48%	49.93%	54.15%	48.11%
Expected term (in years)	6.08	6.02	6.73	6.02
Risk-free interest rate	1.18%	0.36%	1.22%	0.54%

Subsequent to the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
Secondary Sales of Common Stock
Prior to the completion of the IPO, certain economic interest holders acquired outstanding common stock from current or former employees for a purchase price greater than the Company's estimated fair value at the time of the transactions. During the three months ended September 30, 2021, the Company did not record any share-based compensation expense related to secondary sales of common stock. During the three months ended September 30, 2020, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $9.0 million. During the nine months ended September 30, 2021 and 2020, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $11.6 million and $10.5 million, respectively.
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
The CEO Long-Term Performance Award is divided into seven equal tranches which vest upon the achievement of the following Company stock price hurdles:

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
As of September 30, 2021, the aggregate unrecognized compensation cost of the CEO Long-Term Performance Award was $183.6 million, which is expected to be recognized over the remaining derived service period of 4.3 years.
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
RSUs granted on or after April 1, 2021, vest upon the satisfaction of a service condition. The service condition for these awards is satisfied over four years. In the three months ended September 30, 2021, the Company recognized $15.9 million of share-based compensation expense related to these RSUs.
A summary of the Company's RSUs activity under both stock incentive plans was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2020	4,430,336	$4.93
Granted	7,420,972	20.58
Vested	(1,985,645)	7.60
Canceled and forfeited	(649,478)	11.78
Balance as of September 30, 2021	9,216,185	$15.85
During the three and nine months ended September 30, 2021, share-based compensation expense recognized for RSUs was $15.9 million and $45.9 million, respectively.
As of September 30, 2021, unrecognized compensation costs related to unvested RSUs was $136.4 million. These costs are expected to be recognized over a period of 3.2 years.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
9.    Warrants to Purchase Common Stock
In both 2013 and 2014, in connection with prior loan agreements, the Company issued two warrants to the lender to purchase 101,805 and 101,805 shares of Series B redeemable convertible preferred stock, both at an exercise price of $0.295 per share. As of September 30, 2021, both warrants are fully vested and exercisable and expire in 2023. Prior to the IPO, the warrants were classified as a liability in the condensed consolidated balance sheets and were remeasured at each balance sheet date using the Black-Scholes option pricing model, and any changes in fair value were recorded in other income (expense), net in the Company's condensed consolidated statements of operations. Immediately prior to the completion of the IPO in June 2021, these outstanding redeemable convertible preferred stock warrants were converted to Class B common stock warrants and the fair value of the liability as of that date was reclassified into the Company’s Class B common stock and additional paid-in capital. In July 2021, both warrants were exercised and a total of 203,610 shares of Class B common stock were issued.
In 2015 and 2016, in connection with prior loan agreements, the Company issued two warrants to the lender to purchase 231,348 and 621,066 shares of common stock, both at an exercise price of $0.053 per share. As of December 31, 2020, 231,348 and 438,180 warrants were fully vested and exercisable, and classified as equity instruments. Immediately prior to the completion of the IPO, those warrants were converted to an equivalent number of shares of Class B common stock warrants. In June 2021, both warrants were exercised and a total of 668,412 shares of Class B common stock were issued.
In September 2020, the Company issued a warrant to a Customer to purchase up to 750,000 shares of the Company’s common stock over a period of five years, ending in September 2025, at an exercise price of $0.01 per share, for a total fair value of $5.7 million. The warrant becomes exercisable when the vesting conditions are met. The warrant vesting is contingent on certain performance conditions, which include the Customer reaching certain annual transaction count thresholds over the five-year contract term. This warrant is classified as an equity instrument and expires in September 2025. It is treated as consideration payable to a Customer and recorded as a reduction to net revenue based on the probability of vesting conditions being met and the grant date fair value of the warrant. As of September 30, 2021, 25,900 warrants were vested and the Company recorded $0.1 million and $0.2 million as a reduction to net revenue during the three and nine months then ended, respectively.
The fair value of the warrant was estimated using the Black-Scholes option pricing model and the following assumptions as of the date of the grant:

Dividend yield	0.0%
Expected volatility	50.0%
Contract term (in years)	5.0
Risk-free interest rate	0.3%
In March 2021, the Company issued warrants to two Customers to purchase up to 1,100,000 and 50,000 shares of the Company’s common stock, respectively, over a period of four years, ending in April 2025, at an exercise price of $0.01 per share. The aggregate grant date fair value of these warrants was $26.4 million. The warrants’ vesting is contingent on certain performance conditions, which include issuing a specified percentage of new cards on the Company’s Platform over a three-year measurement period. The warrants are treated as consideration payable to a Customer and the grant date fair value of the warrants will be recorded as a reduction to net revenue based on the probability of vesting conditions being met. As of September 30, 2021, 183,334 warrants had vested and the Company recorded $2.0 million and $3.0 million as a reduction to net revenue during the three and nine months ended September 30, 2021, respectively.
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
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to Class A and Class B common stockholders	$(45,730)	$(12,298)	$(127,122)	$(33,935)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	538,896,513	124,225,475	302,967,155	120,931,681
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.08)	$(0.10)	$(0.42)	$(0.28)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the three and nine months ended September 30, 2021 and 2020.
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
Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of September 30,
	2021	2020
Redeemable convertible preferred stock, all series	—	351,844,340
Warrants to purchase redeemable convertible preferred stock	—	203,610
Warrants to purchase Class B common stock	1,900,000	1,419,528
Stock options outstanding, including early exercise of options	46,056,552	24,908,901
Unvested RSUs outstanding	9,216,185	3,784,845
Total	57,172,737	382,161,224

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
12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and unbilled Customers' receivable, or collectively, Customers' receivables, and settlements receivable. Cash on deposit with financial institutions may, at times, exceed federally insured limits. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists. Cash and cash equivalents as of September 30, 2021 and December 31, 2020 include $1.2 billion and $203.6 million, respectively, of investments in three money market mutual funds, which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.
As of September 30, 2021, marketable securities were $409.0 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $374.6 million, or 92% of the marketable securities. All debt securities within the Company's portfolio are investment grade.
As of December 31, 2020, marketable securities were $149.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $125.9 million, or 84% of the marketable securities. All debt securities within the Company's portfolio are investment grade.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended September 30, 2021 and 2020, 89% and 96% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s Platform, net of returns and chargebacks, was settled through Sutton Bank, respectively. For the nine months ended September 30, 2021 and 2020, 92% and 96% of Total Processing Volume was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one Customer. For the three months ended September 30, 2021 and 2020, this Customer accounted for 68% and 72% of the Company’s net revenue, respectively. For the nine months ended September 30, 2021 and 2020, this Customer accounted for 71% and 69% of the Company’s net revenue, respectively. For the three and nine months ended September 30, 2020, another Customer accounted for 9% and 11% of the Company’s net revenue, respectively.
13.    Related Party Transactions
The Company may enter into transactions with related parties.
Prior to the completion of the IPO, DFS Services LLC, a holder of more than 5% of the Company's outstanding capital stock pre-IPO, was a related party. During the three and nine months ended September 30, 2020, the Company incurred $9.3 million and $21.4 million in Card Network fees, net, recorded within costs of revenue, to PULSE Network LLC, an entity affiliated with DFS Services LLC.
14.    Subsequent Events
The Company has evaluated events through November 10, 2021, the date the financial statements as of and for the three and nine months ended September 30, 2021 were available to be issued. No subsequent events were identified that would have required recognition or disclosure in the financial statements.

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
Initial Public Offering
In June 2021, we completed our initial public offering, or the IPO, in which we issued and sold an aggregate of 52,272,727 shares of newly authorized Class A common stock, which included 6,818,181 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $27.00 per share. Our shares of Class A common stock began trading on the Nasdaq Global Select Market on June 9, 2021. We received aggregate net proceeds of $1.3 billion from the IPO deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million. Immediately prior to the completion of the IPO, we filed our Amended and Restated Certificate of Incorporation which authorized a total of 1,500,000,000 shares of Class A common stock, 600,000,000 shares of Class B common stock, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Class B common stock and all shares of redeemable convertible preferred stock then outstanding were converted into 351,844,340 shares of common stock on a one-for-one basis and then reclassified into Class B common stock. Warrants exercisable for 2,569,528 shares of common stock were converted to an equivalent number of shares of warrants exercisable for Class B common stock and 203,610 shares of warrants exercisable for convertible preferred stock were converted to an equivalent number of warrants exercisable for shares of Class B common stock.
Impact of COVID-19
The unprecedented and rapid spread of COVID-19 and the resultant shelter-in-place orders, promotion of social distancing measures, restrictions on businesses deemed non-essential, and travel restrictions implemented throughout the United States in March 2020 significantly impacted many aspects of the economy during 2020, and have continued to do so during 2021 to date. While the U.S. economy appears to be on a path to recovery in 2021 with millions of Americans receiving the COVID-19 vaccine, decreases in general unemployment, and many states and municipalities increasingly easing social distancing measures and restrictions on indoor activities, the path of the U.S. economy continues to depend, in part, on the course of the COVID-19 pandemic, including the spread of new or novel strains of the virus.

In response to the COVID-19 pandemic, we implemented measures to focus on employee safety and Customer support, while at the same time seeking to mitigate any negative impact on our financial position and operations. We implemented remote working capabilities for our entire company and, to date, there has been minimal disruption to our operations.
Retail, restaurant, travel, and hospitality sectors of the U.S. economy have been significantly and adversely affected by the COVID-19 pandemic. We believe this has accelerated the shift of purchasing activities from offline to online and the growth of buy-now-pay-later solution providers along with the growth of on-demand delivery services. The COVID-19 pandemic intensified the need of consumers for virtual and contactless forms of payments, the need for greater flexibility with purchases, and for easy online financing options. Many of these service providers are our Customers and they are experiencing accelerated adoption of technologies that enable such payment experiences. The lifting of the shelter-in-place orders and the restrictions on indoor activities that largely occurred in the United States in the second and third quarters of 2021, has slowed down some on-demand delivery processing volume compared to the peaks reported during the height of the COVID-19 pandemic in the second and third quarters of 2020.
Further, in March 2021, the American Rescue Plan, among other things, provided individuals affected by the COVID-19 pandemic with cash stimulus payments. While we cannot reasonably estimate the actual effect on our total processing volume, or our TPV, and net revenue, we believe these stimulus payments contributed to the increase in our TPV and net revenue for the nine months ended September 30, 2021 compared to the same period in 2020.
It is uncertain how the COVID-19 pandemic will evolve and what effect the lifting of pandemic-related restrictions, and the possible resumption of high levels of infection and hospitalization in light of new variant strains of the virus, will have on the processing volumes of our Customers, and on our results of operations in future periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Processing Volume (TPV) (in millions)	$27,569	$17,250	$78,087	$41,327

Net loss (in thousands)	$(45,730)	$(12,298)	$(127,122)	$(33,935)
Net loss margin	(35)%	(15)%	(35)%	(17)%

Adjusted EBITDA (in thousands)	$(4,939)	$686	$(13,929)	$(12,754)
Adjusted EBITDA margin	(4)%	1%	(4)%	(6)%
Total Processing Volume (TPV) - Total Processing Volume (TPV) represents the total dollar amount of payments processed through our Platform, net of returns and chargebacks. We believe that TPV is a key indicator of the market adoption of our Platform, growth of our brand, growth of our Customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; legal, financial, and tax due diligence costs related to potential acquisitions; income tax expense; and other income (expense) net, which consists of changes in the fair value of redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO), realized foreign currency gains and losses, and interest income from our marketable securities. We believe that adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize adjusted EBITDA as an input into our calculation of certain annual employee bonus plans. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA.
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
We have separate marketing and incentive arrangements with Card Networks that provide us with monetary incentives for routing volume via the respective Card Network. The amount of the incentives is generally determined based on a percentage of the processing volume routed over the Card Network. We record these incentives as a reduction of Card Network fees included in costs of revenue. Generally, as processing volumes increase we earn a higher rate of monetary incentives from these arrangements, subject to attaining certain volume thresholds during a six-month or annual measurement period. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Additionally, unusual fluctuations in Card Network fees can occur in the quarter in which volume thresholds are attained as higher incentive rates are applied to volumes over the entire measurement periods, which can span 6 or 12 months.
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
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes and U.K. income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net revenue	$131,512	$84,306	$361,761	$202,096
Costs of revenue	72,438	49,024	205,855	120,635
Gross profit	59,074	35,282	155,906	81,461
Operating expenses:
Compensation and benefits	81,219	38,231	221,262	89,114
Professional services	7,947	2,132	20,590	6,957
Technology	9,299	3,432	22,494	8,531
Occupancy	1,091	1,100	3,084	3,267
Depreciation and amortization	786	901	2,567	2,608
Marketing and advertising	490	371	1,480	1,052
Other operating expenses	3,880	1,287	8,705	3,914
Total operating expenses	104,712	47,454	280,182	115,443
Loss from operations	(45,638)	(12,172)	(124,276)	(33,982)
Other income (expense), net	(57)	(83)	(2,705)	117
Loss before income tax expense	(45,695)	(12,255)	(126,981)	(33,865)
Income tax expense	(35)	(43)	(141)	(70)
Net loss	$(45,730)	$(12,298)	$(127,122)	$(33,935)

Comparison of the Three Months Ended September 30, 2021 and 2020
Net Revenue

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Net revenue:
Net interchange fees	$101,204	$67,036	$34,168	51%
Processing and other fees	25,184	14,584	10,600	73%
Total platform services, net	$126,388	$81,620	44,768	55%
Other services	5,124	2,686	2,438	91%
Total net revenue	$131,512	$84,306	$47,206	56%

Total Processing Volume (TPV) (in millions)	$27,569	$17,250	$10,319	60%
Total net revenue increased by $47.2 million, or 56%, for the three months ended September 30, 2021 compared to the same period in 2020, of which $28.8 million was generated by Square. The increase in net revenue was primarily driven by a 60% increase in TPV. Net Interchange Fees in the three months ended September 30, 2021 increased primarily due to the increase in TPV, partially offset by a 7% increase in Revenue Share payments attributable to increased Revenue Share rates, compared to the same period in 2020.
Processing and other fees increased $10.6 million or 73% in the three months ended September 30, 2021 compared to the same period in 2020 due primarily to the increase in automated teller machine processing volume.
The increase in TPV was mainly driven by increases in processing volume from our digital banking and buy-now-pay-later Customers. TPV for our top five Customers, measured by TPV in each respective period, grew by 45% for the three months ended September 30, 2021 compared to the same period in 2020, while TPV from all other Customers, as a group, grew 226% for the three months ended September 30, 2021 compared to the same period in 2020.
Costs of Revenue and Gross Margin

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Costs of revenue:
Card Network fees, net	62,009	42,046	$19,963	47%
Issuing Bank fees	6,271	4,864	1,407	29%
Other	4,158	2,114	2,044	97%
Total costs of revenue	$72,438	$49,024	$23,414	48%

Gross profit	$59,074	$35,282	$23,792	67%
Gross margin	45%	42%
Costs of revenue increased by $23.4 million, or 48%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to increased Card Network fees as the result of the 60% increase in TPV and 54% increase in the number of corresponding transactions.
Card Network fees for the three months ended September 30, 2021 reflect a reduction of approximately $4.0 million resulting from an amendment to one of our Card Networks incentive arrangements that was executed in the third quarter of 2021. This amendment included a provision that enabled us to earn increased incentives for volume processed through the Card Network commencing April 1, 2021. Of the $4.0 million of Card Network incentives recorded in the three months ended September 30, 2021 resulting from this amendment, $2.0 million related to volume processed in the three months ended June 30, 2021.

Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Issuing Bank fees increased $1.4 million, or 29%, for the three months ended September 30, 2021 compared to the same period in 2020, which was lower than the percentage of increase in TPV as a result of volume tiers being met at Sutton Bank and reduced Issuing Bank fees for certain of our Customers. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $23.8 million, or 67%, in the three months ended September 30, 2021 compared to the same period in 2020. Our gross margin increased by 3% in the three months ended September 30, 2021 compared to the same period in 2020.
Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	42,254	26,274	$15,980	61%
Share-based compensation	38,965	11,957	$27,008	226%
Total compensation and benefits	81,219	38,231	$42,988	112%
Percentage of net revenue	62%	45%
Professional services	7,947	2,132	5,815	273%
Percentage of net revenue	6%	3%
Technology	9,299	3,432	5,867	171%
Percentage of net revenue	7%	4%
Occupancy	1,091	1,100	(9)	(1)%
Percentage of net revenue	1%	1%
Depreciation and amortization	786	901	(115)	(13)%
Percentage of net revenue	1%	1%
Marketing and advertising	490	371	$119	32%
Percentage of net revenue	—%	—%
Other operating expenses	3,880	1,287	2,593	201%
Percentage of net revenue	3%	2%
Total operating expenses	$104,712	$47,454	$57,258
Compensation and benefits expenses increased by $43.0 million, or 112%, for the three months ended September 30, 2021 compared to the same period in 2020. Salaries, bonus, benefits and payroll taxes increased by $16.0 million predominately by $11.7 million increase in salaries due to the increase in the average number of full-time employees to 656 from 446 and an increase of $4.3 million in bonus expense as we expanded the plan to cover more employees in 2021. Compensation and benefits expenses also increased due to $27.0 million increase in share-based compensation expense. The increase in share-based compensation expense in the three months ended September 30, 2021 compared to the same period in 2020 was due to $15.9 million of expense related to RSUs, $13.4 million of expense related to the CEO Long-Term Performance Award, and a $5.9 million increase in expense related to stock options, offset by a $9.1 million decrease in expense related to secondary sales of common stock. There were no secondary sales of common stock that resulted in share-based compensation in the three months ended September 30, 2021. As our common stock is now publicly traded, we no longer expect to record share-based compensation expense associated with secondary sales of common stock by employees.

Professional services expenses increased by $5.8 million, or 273%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was due to a $2.8 million increase in accounting, consulting, and legal fees, a $2.6 million increase in contractors costs, and a $0.4 million increase in recruiting fees.
Technology expenses increased by $5.9 million, or 171%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was due to a $3.6 million increase in third-party hosting costs to support our continued growth and increase in TPV, increasing resiliency of our Platform and continued migration to cloud from our data centers and a $2.3 million increase in software licensing costs as we continue implementing new systems and tools and increasing the number of licenses for existing systems.
Occupancy expense remained flat for the three months ended September 30, 2021 compared to the same period in 2020 as most of our employees and service providers continue to work remotely. We will continue monitoring the COVID-19 pandemic and evaluate the need for additional office space.
Depreciation and amortization remained relatively flat for the three months ended September 30, 2021 compared to the same period in 2020.
Marketing and advertising expenses remained relatively flat for the three months ended September 30, 2021 compared to the same period in 2020.
Other operating expenses increased by $2.6 million, or 201%, for the three months ended September 30, 2021 compared to the same period in 2020 as a result of an increase in insurance costs of $2.1 million, a decrease in various state and local non-income taxes of $0.3 million, and an increase in other miscellaneous operating expenses of $0.6 million.
Other Income (Expense), net

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Other income (expense), net	$(57)	$(83)	$26	(31)%
Percentage of net revenue	—%	—%
Other income (expense), net remained relatively flat for the three months ended September 30, 2021 compared to the same period in 2020.
Customer Concentration
We generated 68% and 72% of our net revenue from our largest Customer, Square, during the three months ended September 30, 2021 and 2020, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Net Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Net revenue:
Net interchange fees	$283,605	$162,938	$120,667	74%
Processing and other fees	67,279	32,322	34,957	108%
Total platform services, net	$350,884	$195,260	155,624	80%
Other services	10,877	6,836	4,041	59%
Total net revenue	$361,761	$202,096	$159,665	79%

Total Processing Volume (TPV) (in millions)	$78,087	$41,327	$36,760	89%
Total net revenue increased by $159.7 million, or 79%, for the nine months ended September 30, 2021 compared to the same period in 2020, of which $117.9 million was generated by Square. The increase in net revenue was primarily driven by an 89% increase in TPV. Net Interchange Fees for the nine months ended September 30, 2021 increased primarily due to the increase in TPV, partially offset by the effects of a decrease in the average Interchange rate earned in transactions, compared to the same period in 2020. Interchange rates may vary due to changes in rates published by the Card Networks as well as the mix of transaction types, average transaction size, merchant classifications, and consumer versus commercial card classifications. The increase in net Interchange Fees due to the increase in TPV was also partially offset by a 4% increase in Revenue Share payments attributable to increased Revenue Share rates in the nine months ended September 30, 2021 compared to the same period in 2020.
Processing and other fees increased $35.0 million or 108% in the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to an increase in automated teller machine processing volume.
The increase in TPV was mainly driven by increases in processing volume from our digital banking and buy-now-pay-later customers. TPV for our top five Customers, measured by TPV in each respective period, grew by 77% for the nine months ended September 30, 2021 compared to the same period in 2020, while TPV from all other Customers, as a group, grew 225% for the nine months ended September 30, 2021 compared to the same period in 2020.
Costs of Revenue and Gross Margin

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Costs of revenue:
Card Network fees, net	175,725	100,691	$75,034	75%
Issuing Bank fees	20,281	14,372	5,909	41%
Other	9,849	5,572	4,277	77%
Total costs of revenue	$205,855	$120,635	$85,220	71%

Gross profit	$155,906	$81,461	$74,445	91%
Gross margin	43%	40%
Costs of revenue increased by $85.2 million, or 71%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to increased Card Network fees as the result of the 89% increase in TPV and 74% increase in the number of corresponding transactions. Network fees are net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.

Card Network fees for the nine months ended September 30, 2021 reflect a reduction of $4.8 million related to monetary incentives that we earned as a result of processing volume reaching a specified threshold during the period. The additional incentive rates were applied to the relevant processing volumes in the 12-month period ended March 31, 2021. The processing volume thresholds resulting in additional incentives were not reached in the three months ended March 31, 2020, or during the 12-month period ended March 31, 2020. Card Network fees for the nine months ended September 30, 2021 also reflect a reduction of approximately $4.0 million resulting from an amendment to one of our Card Networks incentive arrangements during the three months ended September 30, 2021, which resulted in increased incentives.
Issuing Bank fees increased $5.9 million, or 41%, for the nine months ended September 30, 2021 compared to the same period in 2020, which was lower than the percentage of increase in TPV as a result of volume tiers being met at Sutton Bank. Issuing Bank fees are typically structured based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $74.4 million, or 91%, for the nine months ended September 30, 2021 compared to the same period in 2020. Our gross margin increased to 43% during the nine months ended September 30, 2021 - including the benefit of the monetary incentives mentioned above - from 40% during the same period in 2020.
Operating Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	115,369	70,494	$44,875	64%
Share-based compensation	105,893	18,620	$87,273	469%
Total compensation and benefits	221,262	89,114	$132,148	148%
Percentage of net revenue	61%	44%
Professional services	20,590	6,957	13,633	196%
Percentage of net revenue	6%	3%
Technology	22,494	8,531	13,963	164%
Percentage of net revenue	6%	4%
Occupancy	3,084	3,267	(183)	(6)%
Percentage of net revenue	1%	2%
Depreciation and amortization	2,567	2,608	(41)	(2)%
Percentage of net revenue	1%	1%
Marketing and advertising	1,480	1,052	$428	41%
Percentage of net revenue	—%	1%
Other operating expenses	8,705	3,914	4,791	122%
Percentage of net revenue	2%	2%
Total operating expenses	$280,182	$115,443	$164,739

Compensation and benefits expenses increased by $132.1 million, or 148%, for the nine months ended September 30, 2021 compared to the same period in 2020. Salaries, bonus, benefits and payroll taxes increased by $44.9 million predominately by $33.2 million increase in salaries due to the increase in the average number of full-time employees to 593 from 406 and an increase of $11.7 million in bonus expense as we expanded the plan to cover more employees in 2021. Compensation and benefits expenses also increased due to a $87.3 million increase in share-based compensation expense. The increase in share-based compensation expense in the nine months ended September 30, 2020 compared to the same period in 2020 was primarily due to $23.1 million expense recognized for cumulative prior service as of the IPO completion date for RSUs with both a service and liquidity vesting condition, $22.8 million expense recognized for RSUs that vested upon the satisfaction of a service condition, $24.8 million expense related to the CEO Long-Term Performance Award, and the increase of share-based compensation related to options by $14.4 million.
Professional services expenses increased by $13.6 million, or 196%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was due to a $6.5 million increase in accounting, consulting, and legal fees, a $5.9 million increase in contractors costs, and a $1.3 million increase in recruiting fees.
Technology expenses increased by $14.0 million, or 164%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was due to a $8.6 million increase in third-party hosting costs to support our continued growth and increase in TPV and a $5.3 million increase in software licensing costs as we continue implementing new systems and tools and increasing the number of licenses for existing systems.
Occupancy expense remained flat for the nine months ended September 30, 2021 compared to the same period in 2020 as many of our employees and service providers continue to work remotely. We will continue monitoring the COVID-19 pandemic and evaluate the need for additional office space.
Depreciation and amortization remained relatively flat for the nine months ended September 30, 2021 compared to the same period in 2020.
Marketing and advertising expenses increased by $0.4 million, or 41%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to advertising and brand awareness investments to further grow our customer base.
Other operating expenses increased by $4.8 million, or 122%, for the nine months ended September 30, 2021 compared to the same period in 2020 as a result of an increase in insurance costs of $2.8 million, a decrease in various state and local non-income taxes of $1.1 million, and an increase in other miscellaneous operating expenses of $1.2 million.
Other Income (Expense), net

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Other income (expense), net	$(2,705)	$117	$(2,822)	(2412)%
Percentage of net revenue	(1)%	—%
Other income (expense), net decreased by $2.8 million, or 2412%, for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was due to a $1.9 million increase in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant liabilities and a $0.7 million decrease in interest income from our marketable securities portfolio.
Customer Concentration
We generated 71% and 69% of our net revenue from our largest Customer, Square, during the nine months ended September 30, 2021 and 2020, respectively.

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
A reconciliation of net loss to adjusted EBITDA for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net revenue	$131,512	$84,306	$361,761	$202,096
Net loss	$(45,730)	$(12,298)	$(127,122)	$(33,935)
Net loss margin	(35)%	(15)%	(35)%	(17)%

Net loss	$(45,730)	$(12,298)	$(127,122)	$(33,935)
Depreciation and amortization expense	786	901	2,567	2,608
Share-based compensation expense	38,965	11,957	105,893	18,620
Payroll tax expense related to share-based compensation	614	—	1,553	—
Acquisition related expenses	334	—	334	—
Other income (expense), net	57	83	2,705	(117)
Income tax expense	35	43	141	70
Adjusted EBITDA	$(4,939)	$686	$(13,929)	$(12,754)
Adjusted EBITDA Margin	(4)%	1%	(4)%	(6)%

Liquidity and Capital Resources
Since our inception through June 30, 2021, we have financed our operations primarily through sales of equity securities and payments received from our Customers. In June 2021, we completed our IPO in which we received aggregate proceeds of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million.
As of September 30, 2021, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling $1.7 billion, with such amounts held for working capital purposes. Our cash equivalents and marketable securities were comprised primarily of money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
We believe our existing cash and cash equivalents, and our marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our planned continuing investment in product development, platform infrastructure, and global expansion. We use our cash for a variety of needs, including but not limited to: ongoing investments in our businesses, strategic acquisitions, capital expenditures and investment in our infrastructure.
As of September 30, 2021, we had $7.8 million in restricted cash. This restricted cash includes $6.3 million held at our Issuing Banks to provide the Issuing Banks collateral in the event that our Customers' funds are not deposited at the Issuing Banks in time to settle our Customers' transactions with the Card Networks. Restricted cash also includes $1.5 million of cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$1,353	$28,574
Net cash used in investing activities	(262,652)	(41,347)
Net cash provided by financing activities	1,301,086	167,389
Net increase in cash, cash equivalents, and restricted cash	$1,039,787	$154,616
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
Net cash provided by operating activities decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the net impact of increases in net revenue and related cash collections and cash paid for costs of revenues and operating expenses, increases in non-cash charges primarily for share-based compensation expense, and net changes in operating assets and liabilities.

Investing Activities
Net cash provided by investing activities consists primarily of maturities of our investments in marketable securities. Net cash used in investing activities consists primarily of purchases of marketable securities and purchases of property and equipment.
Net cash used in investing activities increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the increase in purchases of marketable securities, partially offset by the increase in maturities of marketable securities.
Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the sale of our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities, and payments of offering costs related to the IPO.
Net cash provided by financing activities increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the proceeds received from our IPO, net of underwriters’ commission and discounts, partially offset by payments of offering costs related to the IPO, and the payment to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs.
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
As of September 30, 2021, we had non-cancellable purchase commitments with certain Issuing Banks and service providers of $9.1 million, payable over the next 5 years. These purchase obligations generally represent minimum commitments for issuing bank processing fees over the fixed, non-cancellable respective contracts terms.
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
Secondary Sales of Common Stock. During the three and nine months ended September 30, 2021 and 2020, and in all cases, prior to the completion of the IPO, certain stockholders acquired outstanding common stock from current or former employees for a purchase price greater than the estimated fair value of our common stock at the time of the respective transaction. The determination of whether the excess of purchase price over the estimated fair value represents share-based compensation is highly judgmental. We determined whether secondary sales of common stock by employees and former employees resulted in share-based compensation expense by evaluating the extent of our involvement in secondary sale transactions, whether the purchaser of the shares is an existing or new stockholder, and the extent the sale price per share exceeds our estimated fair value per share. We recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $9.1 million during the three months ended September 30, 2020, and $11.6 million and $10.5 million during the nine months ended September 30, 2021 and 2020, respectively. Such amounts were recorded in compensation and benefits expense on the condensed consolidated statements of operations.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities totaling $1.7 billion as of September 30, 2021. Such amounts included cash deposits, money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our marketable securities as “available-for-sale” and have not yet adopted ASU 2016-13 (See Note 2 to our Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies—New Accounting Standards Not Yet Adopted” for additional information), no gains or losses are recognized in the condensed consolidated statement of operations due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We have the ability to hold all marketable securities until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of September 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as discussed below, our chief executive officer and chief financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount has grown to 696 employees as of September 30, 2021 from 470 employees as of September 30, 2020. We have established offices in the United Kingdom, or U.K., and have a presence in Australia, and as our employees and other service providers increasingly work from geographic areas across the globe, we plan to continue to expand our international presence and operations into other countries in the future. We have also historically experienced significant growth in the number of Customers using our Platform, the number of card programs and solutions we manage for our Customers, and TPV on our Platform.
To manage operations and personnel growth, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to expand our systems and infrastructure before our net revenue increases, without any assurances that our net revenue will increase. We also believe that our corporate culture has been and will continue to be a valuable component of our success. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth. Failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could reduce our ability to recruit and retain personnel, innovate, operate effectively, and execute on our business strategy, potentially adversely affecting our business, results of operations, and financial condition. Additionally, as a result of the COVID-19 pandemic, our global workforce has been working remotely, with expected future phased office re-openings potentially limiting our employees’ ability to perform certain job functions and, over time, negatively impacting corporate culture.
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
A small number of Customers account for a large percentage of our net revenue. For the three months ended September 30, 2021 and 2020, Square accounted for 68% and 72% of our net revenue, respectively. For the nine months ended September 30, 2021 and 2020, Square accounted for 71% and 69% of our net revenue, respectively.
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
We have incurred significant net losses since our inception, including net losses of $45.7 million and $12.3 million for the three months ended September 30, 2021 and 2020, respectively, and net losses of $127.1 million and $33.9 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. Because the market for our Platform, products, and services is evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, adjust compensation packages to hire new or retain existing employees in an increasingly competitive job market, expand our operations and infrastructure, both domestically and internationally, continue to enhance our Platform and develop and expand its capabilities, expand our products and services, and expand and improve our application programming interface, or API. These initiatives may be more costly than we expect and may not result in increased net revenue. In addition, as a public company, we have incurred, and we will continue to incur, additional significant legal, accounting, and other expenses that we did not incur as a private company. Any failure to increase our net revenue sufficiently to keep pace with our initiatives, investments, and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis in future periods. If we fail to achieve or maintain profitability, our business, results of operations, and financial condition could be adversely affected.

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
•the timing and extent of amendments or new contracts related to our volume incentive arrangements with Card Networks, which could result in incentive payments that are recorded in a current period and based on volume processed in a prior period;
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
•the timing and extent of changes in interchange rates set by the Card Networks;
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

The pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, has impacted our day-to-day operations. Like many other companies, the majority of our workforce is working remotely and engaging with prospects and Customers who are also generally working remotely. While the shelter-in-place restrictions enacted in the United States in the second quarter of 2020 have largely been lifted, many Customer, employee, and industry events continue to be virtual-only experiences due to the pandemic. Live event attendance and sponsorship is one of the ways we have historically connected with prospective Customers. We rely on events, such as Money20/20, for a portion of our lead generation. Because our solution is technical and requires in-depth discussions around Customer use cases, it can be challenging to acquire new Customers through predominantly online outreach, such as virtual events, email, and targeted ads. We have also observed fatigue from prospective Customers around attending virtual events, making it more difficult to acquire Customers through such events. While we cannot predict with any certainty, we expect live events to return throughout the rest of 2021. However, the COVID-19 pandemic and any cancellation or postponement of live events may impair our ability to acquire new Customers and prospects. Any cancellation or postponement of live events may also result in the loss of financial commitments made to such events. In addition, we may incur increased workforce costs, including costs associated with implementing additional personnel and workplace safety protocols when the majority of our employees return to an office, and workplace or labor claims and disputes related to COVID-19.
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

For the three months ended September 30, 2021 and 2020, 89% and 96%, respectively, of TPV was settled through Sutton Bank. For the nine months ended September 30, 2021 and 2020, 92% and 96%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to process our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the three other U.S. Issuing Banks that we currently settle payment transactions with. Switching a significant portion or all of our processing volume to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses, and termination fees under our agreement with Sutton Bank if unilaterally terminated by us without Sutton Bank's consent. We could also lose Customers if we do not have another Issuing Bank who is willing to support such Customers. Diversifying our contractual relationships and operations with Issuing Banks may increase the complexity of our operations and may also lead to increased costs.

We also have agreements directly with Card Networks, such as Visa, Mastercard, and PULSE, which is part of the Discover Global Network, that, among other things, provide for certain monetary incentives to us based on the processing volume of our Customers’ transactions routed through the respective Card Network. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Additionally, unusual fluctuations in network fees can occur in the quarter in which volume thresholds are attached as higher incentive rates are applied to volumes over the entire measurement periods, which can span 6 or 12 months, which can affect our financial results for a given quarter. If we were to lose our certification with a Card Network, we could lose Customers if they needed to switch to a different Card Network, for which we did not have a certification.

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
During the three and nine months ended September 30, 2021, we derived 2% of our net revenue from Customers located outside the United States, based on their billing address. The future success of our business will depend, in part, on our ability to offer our Platform internationally and expand our international Customer base. While we have been expanding our Platform, products, services and sales efforts internationally, our experience in selling our Platform, products, and services outside of the United States is early. The spread of COVID-19 may also complicate efforts to expand our business internationally by restricting our ability to travel and engage in certain sales and marketing activities abroad. Furthermore, our business model may not be successful or have the same traction outside the United States and we may face additional regulatory hurdles. As a result, our investment in marketing our Platform to these potential Customers may not be successful. If we are unable to increase the net revenue that we derive from international Customers, then our business, results of operations, and financial condition may be adversely affected.
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
We may seek to acquire or invest in businesses, products, or technologies that we believe could complement our Platform, products, and services or expand the breadth of our Platform, enhance our products and capabilities, expand our geographic reach or Customer base, or otherwise offer growth opportunities. The pursuit of potential investments or acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not they are consummated. Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in investing in and acquiring other businesses. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. Specifically, we may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

Certain leading cryptocurrency businesses use our Platform to provide card products to their customers and end users. The regulation of cryptocurrency is rapidly evolving and varies significantly among international, federal, state, and local jurisdictions and is subject to substantial uncertainty. Various legislative and executive bodies in the U.S. and other countries may adopt laws, regulations, or guidance, or take other actions, which may restrain the growth of cryptocurrency businesses and in turn impact the net revenue associated with our cryptocurrency business Customers.

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
In recent periods, we have experienced rapid growth, and this growth has placed considerable strain on our information technology and settlement operations systems, processes, and personnel. As a result of monitoring our internal controls, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
The rules dealing with taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Department of the Treasury, and state, local and non-U.S. tax authorities. For example, the current administration has proposed numerous modifications to key provisions of the existing U.S. corporate income tax regime, including increased corporate tax rates (which may have retroactive application), promotion of a global minimum tax, and other changes that address taxes on profits from intangible assets and activities of foreign subsidiaries. Further, the Organization for Economic Co-operation and Development has proposed, and over 130 countries have agreed to back, a new global minimum tax rate that would apply regardless of the location of a company’s headquarters. Although it is uncertain if some or all of these proposals will be enacted and will be applicable to us, they could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, potentially negatively affecting our business, results of operations, and financial condition. As we grow internationally, we may also be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, potentially adversely affecting our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could adversely affect us and our results of operations.

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
We have incurred substantial net operating losses, or NOLs, during our history. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or (the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on a company’s ability to utilize its NOLs to offset taxable income. We do not believe our existing NOLs are subject to limitation; however, if we have undergone previous ownership changes, or if we undergo an ownership change in the future, our ability to utilize NOLs could be limited by Section 382 of the Code and/or analogous provisions of applicable state tax law in states where we have incurred NOLs for state income tax purposes. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under these rules.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 36.3% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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

Substantially all of our securities outstanding are currently restricted from resale as a result of lock-up and market standoff agreements. Such restrictions terminate on the earlier of (i) the opening of trading on the second trading day immediately following our release of earnings for the quarter ended September 30, 2021 and (ii) 180 days after the date of the prospectus for the IPO, or the Restricted Period. On November 10, 2021, we publicly announced our earnings for the quarter ended September 30, 2021, and, as a result, the Restricted Period is expected to end on November 12, 2021.

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

In addition, as of September 30, 2021, we had 46,056,552 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock, as well as 9,216,185 shares of Class B common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors, and applicable vesting requirements.
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
During the nine months ended September 30, 2021, share-based compensation expense recognized for RSUs was $45.9 million, which represented $23.1 million of cumulative prior service as of the IPO completion date for RSUs that vest upon the satisfaction of both a service condition and a liquidity condition, and $22.9 million of expense for RSUs granted during the nine months ended September 30, 2021 that vest upon the satisfaction of only a service vesting condition. During the nine months ended September 30, 2020, no share-based compensation expense was recognized for RSUs because the liquidity condition had not yet occurred.
As of September 30, 2021, unrecognized compensation cost related to unvested RSUs was $136.4 million. These costs are expected to be recognized over a period of 3.2 years.
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
As of September 30, 2021, the aggregate unrecognized compensation cost related to the CEO Long-Term Performance Award was $183.6 million, which is expected to be recognized over the remaining derived service period of 4.3 years.
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
On July 15, 2021, two warrants to purchase up to an aggregate of 203,610 shares of our Class B common stock were net exercised for 203,610 shares of our Class B common stock.
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
Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended September 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 2021	10,500	$1.94
August 2021	8,787	$1.54
September 2021	18,334	$0.40
Total	37,621	$1.10
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1†*
Fourth Amendment dated July 1, 2021 to the Amended and Restated Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated April 1, 2016, as previously amended on December 31, 2017, September 1, 2018, and August 1, 2020.

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

MARQETA, INC.

Date: November 10, 2021	By:	/s/ Jason Gardner
	Name:	Jason Gardner
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Philip (Tripp) Faix
	Name:	Philip (Tripp) Faix
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)