Form 10-K
period 2021-12-31
Marqeta, Inc.
filed 2022-03-11
CIK 1522540

8

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Nasdaq Global Select Market)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (“Securities Act”). Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of its most recently completed second fiscal quarter, was $1.9 billion based on the closing sales price of the registrant’s Class A common stock on that date. Solely for purposes of this disclosure, shares of Class A common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 4, 2022, there were 425,786,396 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 117,017,563 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

MARQETA, INC.
FORM 10-K

Note About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the effect of uncertainties related to the global COVID-19 pandemic on U.S. and global economies, our business, results of operations, financial condition, demand for our Platform, sales cycles and Customer retention;
•our future financial performance, including our net revenue, costs of revenue and operating expenses and our ability to achieve future profitability;
•our ability to effectively manage or sustain our growth and to effectively expand our operations;
•our ability to enhance our Platform and develop and expand its capabilities;
•our ability to further attract, retain, diversify, and expand our Customer base;
•our expectations as to live events in 2022;
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
•our ability to maintain effective disclosure controls and internal controls over financial reporting; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Marqeta”, the “Company”, the “Registrant,” “we”, “us”, “our”, or similar references are to Marqeta, Inc. Capitalized terms used and not defined above are defined elsewhere within this Annual Report on Form 10-K, including in “Select Defined Terms.”

Select Defined Terms
Acquirer Processor. An Acquirer Processor provides the technology that facilitates the flow of card payment information through Card Networks to the Issuing Bank.
Acquiring Bank. An Acquiring Bank is the financial institution that merchants use to hold funds and manage their business. The Acquiring Bank may work with an Acquirer Processor to provide access to the Card Networks.
API. Refers to application programming interface.
Card issuer. A card issuer is a business that issues customized card products to its end users.
Card Network. A Card Network provides the infrastructure for settlement and card payment information that flows between the Issuer Processor and the Acquirer Processor.
Customer. A Customer is a current contracted customer of Marqeta.
Dollar-based net revenue retention. Dollar-based net revenue retention measures our ability to increase net revenue across our existing Customer base through expansion of processing volume offset by any reduced net revenue and loss of Customers in a given period. Dollar-based net revenue retention is calculated as net revenue derived during a given period from Customers existing at the beginning of the period, divided by net revenue from these same Customers in the prior period. This metric reflects any attrition of net revenue and loss of Customers during the current period.
Interchange Fees. Interchange Fees are transaction-based and volume-based fees set by a Card Network and paid by an Acquiring Bank to the Issuing Bank that issued the payment card used to purchase goods or services from a merchant. Our agreements with Issuing Banks provide that we receive 100% of the Interchange Fees for processing our Customer’s card transactions.
Issuer Processor. An Issuer Processor provides a technology platform, ledger, and infrastructure to support a card issuer and connects with a Card Network to facilitate payment transactions.
Issuing Bank. An Issuing Bank is the financial institution that issues a payment card (credit, debit, or prepaid) either on its own behalf or on behalf of a card issuer.
Just-In-Time Funding or JIT Funding. A feature of the Marqeta Platform that allows Customers to programmatically authorize and fund individual transactions while participating in the approval decision in real time.
Marqeta Platform or Platform. Refers to our modern card issuing platform.
Modern card issuing. Modern card issuing is secure card issuing and processing delivered via an open API platform that enables card issuers to create customized payment card products that leverage a just-in-time funding feature, authorizing their end users’ transactions in real-time.
Processing volume. Processing volume refers to the dollar amount of payments processed through the Marqeta Platform, net of returns and chargebacks, that contribute to our TPV.
Revenue Share. Revenue Share refers to provisions in our Customer contracts under which we share a portion of Interchange Fees with our Customers.
Tokenization as a Service or TaaS. A Marqeta product that allows a card issuer to provision a token to a digital wallet (e.g., Apple Pay, Google Pay, Samsung Pay), allowing an end user to securely store card information in the digital wallet. Customers that use our Tokenization as a Service benefit from our Platform, tokenization expertise, and built-in certifications with digital wallets and the Card Networks.
Total processing volume or TPV. TPV is the total dollar amount of payments processed through the Marqeta Platform, net of returns and chargebacks.
Transactions on our Platform. Refers to the number of transactions we process on our Platform.

PART I
ITEM 1. BUSINESS
Our Business
Marqeta created modern card issuing, and we believe modern card issuing is at the heart of today’s digital economy.
When you order food using DoorDash or groceries using Instacart, modern card issuing works in the background as money moves from the app to the delivery driver or shopper’s payment card, allowing the driver or shopper to pay for exactly what you ordered, and nothing else.
When you buy a big screen TV and pay for it in installments using Affirm or Klarna, modern card issuing helps move money to the payment card that Affirm or Klarna uses to seamlessly pay the merchant.
When you receive money from your friend through Block’s Cash App, modern card issuing helps move the funds to your debit card, making it instantly available to you to make purchases.
Marqeta’s modern card issuing platform empowers our Customers - which include businesses like Affirm, Block (formerly known as Square), DoorDash, Instacart, and Klarna - to create customized payment cards that provide innovative payment experiences for their customers, shoppers, and end users. Before the rise of modern card issuing, creating cards was slow, complex, and subject to mistakes. Marqeta helps solve these problems. Our Platform, powered by open APIs, enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases that are either the core of, or in support of, their core business.
Our modern architecture allows for flexibility, a high degree of configurability, and accelerated product development, democratizing access to card issuing technology. Marqeta’s open APIs provide instant access to our highly scalable, cloud-based, and configurable payment infrastructure that enables our Customers to launch and manage their own card programs, issue cards to their customers or end users, and authorize and settle payments transactions.
Marqeta is the first company to offer a Platform for modern card issuing and transaction processing and we believe also the first to market with multiple issuing and processing innovations, including the first open APIs, JIT Funding, and Tokenization as a Service. Marqeta’s modern card issuing Platform supports prepaid, debit, and credit products. Modern card issuing is secure card issuing and processing delivered via an open API platform that enables card issuers to create customized payment card products that leverage a just-in-time funding feature, authorizing their end users’ transactions in real-time. Integrated with major global and local Card Networks, modern card issuing enables card issuers to build payment solutions to their specifications and launch them globally.
We believe we are deeply integrated with our Customers in three ways: our technology underpins their core business or supports a core business process, our solutions drive their key processes, and our people become their trusted partner. In addition, our usage-based business model provides a win/win for both our Customers and us: as their businesses thrive, our net revenue grows.

The strength and durability of our Customer relationships are evidenced by our year-over-year net revenue growth of 78% and our dollar-based net revenue retention of 175% for the year ended December 31, 2021. Our dollar-based net revenue retention was over 200% for each of the years ended December 31, 2020, and 2019. In the years ended December 31, 2021, 2020 and 2019, the Marqeta Platform processed TPV of $111.1 billion, $60.1 billion and $21.7 billion, respectively, which reflected year-over-year growth of 85% and 177%, respectively.

Our products meet the card issuing and transaction processing needs of commerce disruptors, digital banks, tech giants, and large financial institutions alike. Marqeta has already emerged as a card issuing platform category leader in many disruptive verticals, including on-demand services, lending (including buy-now-pay-later, or BNPL, financing), expense management, disbursements, online marketplaces, and digital banking (including cryptocurrency), and our Platform is sought out by tech giants and large financial institutions to improve their existing offerings and stay competitive with technology-focused new market entrants.

As we expand our use cases, product offerings, and global footprint, we attract new industry innovators and help existing Customers expand into new verticals, programs, markets, and geographies. Our Customers consistently tell us that our ability to work at speed, simplify the complex, and envision their end users’ experience helps them focus on what they do best—building innovative products and serving their customers. We believe our culture of customer-centricity, innovation, teamwork, and clarity of mission is why Customers trust us with their mission critical payments needs and continue to grow and expand with us.
We have grown and scaled rapidly in recent periods. Our total net revenue was $517.2 million, $290.3 million and $143.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, an increase of 78% and 103% from the prior years, respectively. We incurred net losses of $163.9 million, $47.7 million, and $58.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Payments Ecosystem
A complex ecosystem of Issuing Banks and Acquiring Banks, Acquirer Processors, Issuer Processors, and the Card Networks that facilitate the exchange of information and funds underpins global payment card purchase transactions.

Legacy Payments Ecosystem
•Issuing Bank: The financial institution that issues the payment card (credit, debit, or prepaid) either on its own behalf or on behalf of a card issuer.
•Issuer Processor: Provides the technology platform, ledger, and infrastructure to support a card issuer and connects with a Card Network to facilitate payment transactions.
•Card issuer: A business that issues customized card products to its end users.
•Card Networks: Provides the infrastructure for settlement and card payment information that flows between the Issuer Processor and the Acquirer Processor.
•Acquirer Processor: Provides the technology that facilitates the flow of card payment information through Card Networks to the Issuing Bank.
•Acquiring Bank: The financial institution that merchants use to hold funds and manage their business. The Acquiring Bank may work with an Acquirer Processor to provide access to the Card Networks. The Acquiring Bank is also referred to sometimes as the merchant bank.

Modern Payments Ecosystem

Modern card issuing is secure card issuing and processing delivered via an open API platform that enables card issuers to create customized payment card products that leverage a just-in-time funding feature, authorizing their end users’ transactions in real-time. Integrated with major global and local Card Networks, modern card issuing enables card issuers to build payment solutions to their specifications and launch them globally. This modern infrastructure allows for significant innovation in the payments ecosystem. It enables a new class of card issuers to emerge by simplifying and democratizing the issuing process. It expands the issuing medium beyond physical cards to keep pace with the demands of digital commerce and mobile wallets, increasing regulatory and security requirements, and cross-border capabilities. It gives developers highly configurable controls that enable them to provide a customized solution to their business and customer needs. It operates on an extensible cloud infrastructure that works globally and enables scale and simplicity even as card issuer, merchant, and consumer demands become increasingly complex.
In other words, a modern payments ecosystem puts innovation, accessibility, flexibility, control, and scale into the hands of card issuers by delivering all of these benefits in one easy-to-use platform. This type of platform solution powers the growth of new verticals and new card issuers and enables innovation for large financial institutions who are looking to expand their products and use cases to remain competitive in an increasingly digitized world. We believe Marqeta has built such a platform.
Our Platform and Products
Marqeta provides a single, global, cloud-based, open API Platform for modern card issuing and transaction processing. The Marqeta Platform provides next generation payment experiences for tech-driven, developer-led companies and is well positioned to address the payment needs of commerce disruptors, digital banks, tech giants, and large financial institutions.
Our Platform
Marqeta’s modern card issuing Platform was built by developers for developers. Our Customers are able to use our simple, data-rich, and accessible Platform to build and rapidly scale their card programs, with extensive control and configurability, and with the highest standards of reliability and security. Our Platform is designed to reduce complexity for card issuers, enabling a full spectrum of card issuing and transaction processing services in a single solution.

Marqeta = one-stop access to the modern payments ecosystem and services

DOORDASH
BLOCK
J.P.Morgan
MARQETA
VISA
mastercard
DISCOVER
Issuing Banks
Card Networks
Card Vendors

 Our Platform has a number of key attributes, including:
Accessible: We democratize key payment capabilities to enable any business to start issuing physical, virtual, or tokenized payment cards (e.g., Apple Pay, Google Pay, Samsung Pay) that are configured to its individual business needs. New Customers do not need to have deep payment expertise to issue cards and process transactions.
Simple: Our Platform makes payment transactions simple by working behind the scenes to translate the complex into intuitive and developer-friendly user experiences. We provide direct integrations with the Card Networks, including Visa, Mastercard, and PULSE, which is part of the Discover Global Network, enabling developers to use Marqeta’s single unified platform for all of their payments integrations.
Scalable: The Marqeta Platform is highly agile and scalable, allowing our Customers to launch and grow card programs with speed and confidence. As a global platform built on a single codebase to support our Customers worldwide, we have a build-once, deploy-anywhere model, offering seamless integration with global and local Card Networks.

Configurable: The Marqeta Platform is highly configurable and is able to serve use cases previously unaddressed by legacy systems, such as BNPL financing at the point-of-sale in the lending industry. Our Platform’s configurability significantly expands the categories of businesses that can begin issuing their own cards to solve complex payment needs.
Innovative: Marqeta is a hub for innovation. Instant card issuance, provisioning to digital wallets, JIT Funding, and dynamic spend controls enable our Customers to operate with unmatched speed and control.
Trusted: Our Platform is trusted by some of the world’s largest financial institutions, tech giants, digital banks, and commerce disruptors to perform at scale. We meet the highest standards of Payment Card Industry, or PCI, compliance and provide a trusted environment for card issuing and payment processing with security, transparency, and real-time information.

Our Products
Marqeta’s innovative products are developed with deep domain expertise and a customer-first mindset. At its core, our Platform offers three primary capabilities: Marqeta Issuing, Marqeta Processing, and Marqeta Applications to launch, scale, and manage card programs.

Open APIs & Webhooks
Marqeta Issuing
Physical or virtual vards
Debit, prepaid, and credit
Tokenization
Card management
and fullfillment
Marqeta Processing
JIT Funding
Dynamic spend controls
Authentication
(3DS and EMV Chip)
Marqeta Applications
Development tools
Program administration
Risk management
Disputes
Compliance
Data insights
Cloud Infrastructure

Marqeta Issuing
We enable our Customers to issue physical, virtual, and tokenized cards. With approximately 493 million cards issued through the Marqeta Platform as of December 31, 2021, across a deep and varied Customer base, we have significant industry experience supporting card programs of multiple types and sizes. We offer fulfillment services, enabling our Customers to optimize their card programs by managing users, fulfillment, and card transactions through the Marqeta Platform. We are also at the forefront of payments innovation, with features such as the provision of a tokenized card into digital wallets like Apple Pay, Google Pay, and Samsung Pay.
We offer a number of core card issuing services and functionalities:
Custom card functionality: Our Issuing Bank relationships and direct integrations with the Card Networks enable our Customers to efficiently launch, manage, and grow card programs that are customized to their specific business needs without needing to build those complex relationships or integrations themselves. We provide industry-leading user experience while minimizing fraud.
Configure cards with open APIs: Customers can easily define card attributes for where and how a card is used. These use cases and restrictions include, among others, ATM, online, or point-of-sale use; ability to restrict or accept use in certain countries or currencies; and address or postal code acceptance.
Build, test, and launch cards: Developers can simultaneously create card products and set up funding sources, cardholders, and cards through simulations available in their own private and secure Marqeta sandbox, enabling them to test and validate their programs easily and quickly before launch.
Securely embed cards into apps: Customers using our Platform have the ability to securely embed sensitive card data into mobile apps using customizable widgets or the Marqeta JavaScript library; this has the added benefit of dramatically reducing the workload necessary to comply with PCI requirements.
Customize cards: Marqeta’s Customers control the design and feel of their physical and virtual cards, which helps our Customers establish strong brand identity for their business. Customers choosing physical cards can also customize security features, including magnetic stripe, near field communication, and EMV-chip enabled.

Manage card programs: The Marqeta Platform allows Customers to manage card issuance over the entire card lifecycle. Through our dashboard, Customers can order, activate, set expiration, suspend, and terminate cards. They can also manage lost, stolen, and damaged cards via our APIs. Customers can also integrate Interactive Voice Response for card activation, personal identification number, or PIN, setting, balance inquiry, and lost or stolen card reporting into their own card programs.
We also partner with some of the world’s largest card issuers. For example, our card-issuing technology will enable J.P. Morgan to instantly provision commercial cards into digital wallets for commercial card customers, accelerating the issuance process and reducing the probability of fraud in each transaction.

Marqeta Processing
Our Platform can process transactions with control and speed for our Customers, leveraging certain of our core competencies:
Secure authentication: Marqeta’s modern Platform provides robust, secure authentication tools. A variety of authentication methods are available to authenticate the card user, including PIN, address verification, card verification value, 3D Secure and EMV chip.
Configurable spend controls: Customers can reduce fraud by limiting where and how their end users can transact. Through the Marqeta Platform, our Customers can deploy fully tailored spending limits by merchant, merchant category, merchant group, amount, user, user group, frequency of use, time of use, and start/end times, among many other inputs.
Just-in-Time Funding: Using Marqeta’s industry-first JIT Funding functionality, Customers can programmatically authorize and fund each transaction in real time. Utilizing this feature, each card maintains a zero-amount balance until the card is used and approved. Upon approval, Marqeta automatically moves funds from an identified funding source into the appropriate account.The following illustration reflects the workflow once a cardholder attempts to make a payment at a merchant using an account configured to use JIT Funding:

Merchant
Marqeta platform
Our Customers' System
Initiates payment attempt
VISA
DISCOVER
Network sends transaction response
Evaluates authorization
Sends funding request
Funds account
Sends transaction response
Sends transaction notification
Transaction complete
Evaluates funding
Sends funding response
Receives transaction notification via webhooks

Real-time notifications: Through our Platform, Customers can implement our unique webhooks or push notification capabilities to receive real-time updates as transactions are processed on the Marqeta Platform. Turning on these notifications empowers our Customers to provide real-time, meaningful messages to their end users. Our Platform also supports card events, dispute events, and transaction events. For example, cardholders will receive notifications on returns and refunds as they occur to help our Customers apply the right amount of credit to accounts in a timely manner.
Accelerates reconciliations: Our Platform saves our Customers both time and money. By injecting custom data fields into each transaction, Customers can optimize and accelerate reconciliations by matching the order and ledger system records automatically.
Marqeta Applications
Using the Marqeta Platform, Customers can leverage applications that cover the entire payments lifecycle, including the developer sandbox, card management, transaction monitoring, and case management. These applications help ensure their programs are as successful as possible.
Marqeta applications allow Customers to:
Utilize developer tools: Developers have access to Marqeta’s wealth of tools, including a private sandbox, APIs, software development kits, or SDKs, widgets, and documentation to customize, test, and issue their cards and programs. With multiple API endpoints, developers can configure spend controls, simulate transaction processing, and quickly roll out new features with confidence.
Streamline program administration: Our Platform is transforming how our Customers can approach program administration. We offer tools to manage program funds, monitor cardholder balances, report lost or stolen cards, and view a multitude of white-labeled reports, all through a single application.
Reduce and mitigate fraud: We offer unique functionality to help card issuers combat fraud. Using Marqeta’s powerful authorization and decisioning engine, Customers can configure rules using a variety of inputs that approve or decline transactions based on real-time and dynamic parameters. This along with our know-your-customer, 3D Secure, and dispute management services provide a multi-layer security framework, helping our Customers detect and prevent unauthorized, fraudulent activities, while empowering them to create frictionless experiences for their customers.
Manage cases and resolve disputes: Marqeta’s case management API endpoints help our Customers to optimize the entire dispute process. This includes submitting disputes, receiving statements, participating in arbitration, all while receiving live status updates via push notifications. Our holistic solution helps to simplify case management while enabling an optimized experience for the end user.
Simplify compliance and reporting: With our Platform, Customers can monitor and review reports for potential violations and leverage data and insights for compliance reporting such as anti-money-laundering and Bank Secrecy Act, or BSA, monitoring, as well as know-your-customer requirements. Our solutions are certified as compliant with Payment Card Industry Data Security Standard, or PCI DSS, and 3DS, among others. Our bank-grade encryption safeguards payment card data, including personally identifiable information.
Analyze data intelligence: We dissect and analyze transaction data. Customers can monitor balances, authorizations, and settlements over time to track every aspect of their card program. Customers can see chargebacks, declined transactions, and card activities on a regular basis, while data can be reported on a daily, weekly, or monthly cadence.
Our Business Model
Our modern, cloud-based, open API Platform delivers card issuing and transaction processing services for global money movement, tailored to the needs of developers, technical product managers, and visionary entrepreneurs at innovative companies. As of December 31, 2021, there were approximately 122 million active cards on our Platform, up 115% from 57 million active cards on our Platform as of December 31, 2020, and during the year ended December 31, 2021, we processed approximately 2.7 billion transactions on our Platform across the globe, up 70% from the 1.6 billion transactions processed on our Platform during the year ended December 31, 2020. Active cards are defined as the number of transacting cards with one or more successful clearing events during the preceding twelve months.

We employ a usage-based model, based on processing volume, that aligns our interests with those of our Customers. We derive the majority of our revenue from Interchange Fees generated by card transactions through our Platform. Additionally, we generate revenue from other processing services, including monthly platform access, ATM fees, fraud monitoring, and tokenization services.
Interchange Fees are transaction- and volume-based fees paid by the Acquiring Bank to the Issuing Bank that issued the payment card used to purchase goods or services from the merchant. In accordance with our agreements with Issuing Banks, we receive 100% of the Interchange Fees for processing our Customers’ card transactions. Under our Customer contracts, we typically share a portion of Interchange Fees with our Customers, referred to as “Revenue Share.” As Customers increase processing volumes on our Platform, they may earn an increased percentage of Revenue Share. Sharing an increased percentage of Interchange Fees with our Customers aligns our interests with our Customers’ growth and builds deeper customer relationships.
As we strive to democratize payments and simplify card issuing and transaction processing, our strategic partnerships and direct integrations with Issuing Banks and Card Networks are important to our customer value proposition. Greater processing volume also allows us to achieve better volume pricing with our Issuing Banks and Card Networks, which we can pass along to our Customers. This, in turn, can make our product offerings more competitive.
Our Platform enables new and existing Customers to create innovative and configurable card programs and to increase their processing volumes. Additionally, as we expand our use cases, product offerings, and global footprint, we help our Customers expand into new verticals, programs, markets, and geographies. We have experienced significant success with this strategy to date. We achieved year-over-year net revenue growth of 78% and a dollar-based net revenue retention of 175% for the year ended December 31, 2021.
Our Strengths
The following strengths and advantages power our business model:
Modern Card Issuing Trailblazer: Marqeta created modern card issuing. Our modern Platform offers multiple issuing and processing innovations, including open APIs, JIT Funding, and Tokenization as a Service, and supports prepaid, debit, and credit products. We continue to innovate on our Platform, and we believe that this innovation, coupled with our deep expertise, keeps us in a market-leading position.
Continuous Innovation: As we partner with our existing Customers to support their ambitious global projects and develop cutting-edge use cases for each vertical, we also attract new Customers seeking best-in-class solutions. The highly configurable Marqeta Platform is agile out of the box and at scale. We help our customers go to market with our developer-centric APIs, sandboxes, and SDKs, written in modern programming languages.
Enduring Customer Relationships: Our dollar-based net revenue retention was over 175% for the year ended December 31, 2021 and over 200% for each of the years ended December 31, 2020, and 2019, illustrating the strength and durability of our Customer relationships. Our Platform powers mission-critical experiences for our Customers, leading to strong relationships over time as we extend their reach both from a product and geographic perspective. We become technically integrated within their products and solutions, operationally integrated as Customers develop core processes around our tools and platform, and culturally integrated as our partnerships deepen over time. Indeed, our mutually beneficial contractual terms are designed to provide a win/win for both our Customers and us; as their businesses thrive, our net revenue grows.
People-centric Culture and Values: We believe our culture of customer centricity, innovation, teamwork, and clarity of mission is why Customers trust us with their mission critical payments needs. Our Customers consistently tell us that our ability to work at speed, simplify the complex, and envision their end users’ experience helps them focus on what they do best—building innovative products and serving their customers. We also believe our culture helps us hire and retain best-in-class talent, as we empower employees to do the best work of their lives.

The aggregate effect of these strengths and advantages is a strong competitive moat, predicated on our scale, Customer relationships, and the technological complexities that we have managed to simplify over time, while remaining agile, extensible, and innovative. We believe it would require a significant commitment of time and resources for a potential competitor to imitate our Platform.
We also believe that we have and continue to build significant technical know-how and card issuing and transaction processing expertise so that potential competitors cannot easily replicate our business. We believe these structural advantages, and our culture and values driven business, should enable us to extend our lead over time.
Our Growth Strategy
Our market opportunity is tremendous, and we intend to expand our addressable market and increase our revenue by pursuing the following strategies:
Adding New Customers. We intend to solidify our reach in existing categories and expand to new use cases and industry verticals. Our sales teams focus on attracting an even greater number of commerce disruptors, digital banks, and tech giants. We also intend to expand our relationships with new large financial institutions to help them compete in the new digitized world through our industry-leading solutions. We intend to attract and engage new Customers through customer referrals from existing Customers, marketing campaigns, outbound sales calls, and key industry conferences and tradeshows. We will also look for opportunities to grow through strategic partnerships and acquisitions.

Expanding and Growing Our Relationships With Our Existing Customers. Our current Customers include some of today’s leading commerce disruptors, digital banks, tech giants, and large financial institutions. We participate in our Customers’ growth alongside them because as our Customers’ businesses scale and their processing volumes increase, so does our revenue.
Broadening Our Global Reach. As of December 31, 2021, we were certified by one or more of the global Card Networks to process transactions in 39 countries across North America, Europe, and Asia-Pacific and intend to accelerate our international expansion in the future. Because our Customers employ digital models that transcend borders, we are constantly extending our Platform’s reach. This allows us to offer a single global Platform to all Customers, no matter where they originate or how they expand. With Marqeta, developers only have to integrate once to gain access to a global market and to take advantage of all of the tools our Platform offers for a global reach.
Expanding Our Ecosystem, Product Offering and Partnership Network. Our closely integrated relationships with our Customers and deep insight into our Customers’ transaction data allows us to anticipate our Customers’ product needs and emerging market opportunities. Our modern card issuing Platform and best-in-class APIs allow us to rapidly develop new products, features, and use cases to serve our current and future Customers. We will continue to invest in our Platform to create increased stability, greater flexibility, and data-driven decision-making, all within increasingly shorter timeframes. We plan to build new APIs to deliver for our Customers and expand our migration to the cloud to provide enhanced scalability, paving the way for data localization options and reducing our maintenance burden. We initially targeted card issuing through a modern and disruptive lens, and we believe we can leverage our Platform to replicate our success in other areas of the payments ecosystem. A robust ecosystem of partners is also crucial to our ability to embed our technology into a greater range of use cases. We intend to continue identifying and nurturing our relationships with Issuing Banks, Card Networks, and other vendors to continue building on our existing use cases.
Culture & Values
Our mission is to be the global standard for modern card issuing, empowering builders to bring the most innovative products to the world. Great missions are achieved by great teams, and at Marqeta, everything starts with our culture. A great culture attracts and retains great people who find their purpose in serving our Customers.
Our culture is built on the foundation of seven core values:

We realized some time ago that words like “company” and “customer” are just another way to say “people.” Companies are collections of people who unite behind a common mission and then align behind values that bind them together. Each person on our team is called a Marqetan. On their first day, we share with each Marqetan our values. Key among these is “Everyone Belongs.” We respect, value, and include each other, demonstrating empathy and celebrating diversity.
As part of our onboarding process, we also ask each new employee an empowering question: “What is your superpower?” We believe everyone has a superpower. Whatever it is, we want that person to embrace it, share it, and celebrate all of our unique abilities, viewpoints, and personalities together as Marqetans. United, these superpowers allow us to be more than just the sum of the people who work at Marqeta. With 789 Marqetans as of December 31, 2021, we believe that each Marqetan brings their own unique superpower to the company. We strive to empower every Marqetan to do the best work of their lives.
Nothing is more powerful than a unified team of people focused on the results of the team over their individual success. If you want to go fast, go alone. If you want to go far, go together.
We do what’s right for all of us, not one of us. We succeed together.
Customers are the people we seek to delight every day. Our Customers tell us that our ability to work at speed, cut through complexity, and always have their end users’ experience at heart helps them focus on what they do best – building innovative products and serving their customers.
Because of our value of Lead Innovation, we believe we are the first modern Platform to market with multiple issuing and processing innovations, including the first open APIs, JIT Funding, and Tokenization as a Service. Our modern card issuing Platform supports prepaid, debit, and credit products. We love to lean into the unknown and find the path forward.

Success is measured in results. At our heart, we are developers who build for developers, and we have not forgotten our entrepreneurial roots. Customers have chosen to build and scale their businesses on our Platform because we understand that our Customers need to deliver for their customers.
We keep it simple and find a solution. We act like owners and deliver the best outcome for our Customers.
Quality is at the heart of everything we build. We are proud of the work we do and strive to improve it every day. When you provide high-quality products and do great work, people remember it and trust you.
Our purpose has never been more clear: pay it forward. We aspire to have a positive global impact by making complex payment infrastructure accessible and leveling the playing field for innovation and financial access across communities. Our celebration of diversity and community is critically important to our culture and why we are proud to be headquartered in Oakland. Our commitment to the people in the communities we serve is embodied in our value of Marqeta Cares:
We invest in corporate social responsibility. Our people, technology, and resources make a positive impact in our community, and we are responsible stewards of our environment.
We created Marqeta Cares, our social impact initiative, as our corporate giving program and to help select the charities we support. Marqeta Cares seeks to create inclusive communities and build pathways to economic prosperity. We do this by leveraging our financial and human capital to support nonprofit organizations that advance economic opportunity for under-resourced and under-served communities. We approved up to 400,000 shares of our common stock to be contributed to the Marqeta Cares program over ten years, beginning in 2020. Marqeta Cares will leverage these resources to make targeted and thoughtful donations where our equity and dollars can make a meaningful difference.
To help implement our Marqeta Cares goals, Marqeta has partnered with an experienced donor-advised fund, operated as a 501(c)(3) public charity, that will serve as the legal vehicle for implementing Marqeta Cares’ corporate philanthropic vision. In 2020 and 2021, that donor-advised fund made a number of financial grants to charities in the United States and the United Kingdom to advance economic opportunity for marginalized and underserved populations and generate positive impact for our communities, our environment, our Customers and our Company. In addition, we are partnering with Pledge 1%, an advisory non-profit organization that assists companies in donating to charitable causes. Marqeta is also proud of its emerging green initiatives, which include offering Customers the innovative choice to use recycled plastic cards and partnering with a plastic offset platform to remove ocean-bound plastic waste.

Our Customers
Our modern card issuing Platform powers mission-critical experiences for our Customers, leading to strong relationships over time as we extend their reach both from a product and geographic perspective. We had over 200 Customers and over 160 Customers as of December 31, 2021 and 2020, respectively. Currently, we provide solutions in the following verticals:

•Commerce Disruptors
◦On-Demand Services
◦Lending (e.g., BNPL financing)
◦Expense Management
◦Disbursements (e.g., insurance, incentives and rewards)
◦Online Marketplaces (e.g., travel, eCommerce)
•Digital Banks (e.g., digital banking; cryptocurrency)
•Tech Giants
•Large Financial Institutions
Agreements with Large Customers
Block
On April 19, 2016, we entered into a master services agreement with Block, Inc., formerly known as Square, Inc., subsequently amended, which includes agreements that provide for the commercial terms of our relationship with Block. Pursuant to the terms of the agreement, we have agreed to manage Block’s Cash App, Square Card, and Square Card Canada card issuing programs for Block. Under the agreement to manage these card programs, we agree to share with Block a portion of the net interchange revenue that we earn from processing the volume of these programs. The Revenue Share provisions include increased rates of Revenue Share when processing volumes reach specified volume tiers. Additionally, we generate revenue from other processing services under the agreement. In addition, on March 13, 2021, and as specified in our agreement with Block, we granted Block a warrant to purchase up to 1,100,000 shares of our common stock at an exercise price of $0.01 per share, which is exercisable upon attaining certain milestones relating to Block’s creation of a specified percentage of new cardholders on our Platform each year over a three-year period. The current term of our agreement with Block for Cash App expires in March 2024, the current term of our agreements with Block for Square Card and Square Card Canada, respectively, expire in December 2024, and each agreement automatically renews thereafter for successive one-year periods, unless terminated earlier by either party. Either we or Block may terminate the master services agreement under certain specified circumstances, including upon a material breach. The agreement also provides for certain other terms, including representations and warranties of the parties, intellectual property rights, data ownership and security, limitations on liability, confidentiality and indemnification rights, and other covenants.
Our Relationships with Issuing Banks and Card Networks
Our contractual relationships with Issuing Banks and Card Networks contribute to Marqeta’s ability to create and manage customized card programs for our Customers.
We partner with Issuing Banks to provide services to Marqeta that include card issuance, Card Network sponsorship, and creating deposit accounts used to settle our Customers’ transactions. Our contracts with Issuing Banks entitle Marqeta to all of the Interchange Fees generated from our Customers’ card programs and obligate us to pay all Card Network fees associated with our Customers’ card transactions. Issuing Banks require Marqeta to comply with their requirements and those of the Card Networks necessary to sponsor the Customer’s card programs.
We provide all of our Customers issuer processor services, and, for most of our Customers, we also act as the program manager. As a program manager, we are responsible for ensuring compliance with the Issuing Bank’s requirements and Card Network rules and help create regulatory compliant card programs for our Customers.

When our Customers engage us solely as an Issuer Processor, we process the authorization, settlement and reporting of transactions for these Customers but in such engagements we do not manage the relationships with the Issuing Banks and Card Networks.
We intend to expand and deepen our relationships with Issuing Banks and Card Networks and expect to see an increased demand for both our program manager and issuer processor services.
Agreements with Issuing Banks
While an Issuing Bank ultimately approves each card program, Marqeta is able to configure the program design, negotiate key program terms, and select the Issuing Bank. Marqeta actively “shops” the potential card program to various Issuing Banks to identify the most appropriate bank based on the Customer’s needs. Marqeta pays the Issuing Banks a fixed fee (either a fixed percentage of the transaction volume or a fixed fee per transaction) as compensation for the services they provide to Marqeta.
Sutton Bank
On April 1, 2016, we entered into a prepaid card program manager agreement with Sutton Bank. Under the terms of the agreement, as amended, Sutton Bank settles payment transactions for us and provides prepaid card and other related services to us, including the issuance of cards for approved card programs. The agreement provides that we pay Sutton Bank a fee based on a percentage of the value of transactions processed. Under this agreement we are entitled to receive 100% of the Interchange Fees for processing our Customers’ card transactions. Under certain circumstances, the agreement also requires us to pay termination fees, including fees and costs to Sutton Bank, if we terminate the agreement before the end of its term or any automatic renewal term. The current term of the agreement expires in 2028, after which it automatically renews on the same terms and conditions for a two-year renewal term, unless either party provides written notice of its intent not to renew at least 180 days prior to the expiration of the then-current term. Either we or Sutton Bank may terminate the agreement under certain specified circumstances, including if the other party commits a material breach that is not cured within 30 days.

Agreements with Card Networks
The Card Networks oversee their worldwide payment networks, through which debit, credit, and prepaid card payments are authorized, processed, and settled between an Issuing Bank and an Acquiring Bank. Card Networks also set the Interchange Fee rates that the Acquiring Bank routes through the Card Network to the Issuing Bank. We currently partner with a number of Card Networks, including Visa, Mastercard, and PULSE, which is part of the Discover Global Network, and a number of PIN networks, to process our Customers’ transactions on our Platform. Marqeta arranges for our Customers to use one or more of the available Card Networks, and we pay standard fees to Card Networks directly, or indirectly through reimbursement of these fees upon the settlement of card transactions by the Issuing Banks. Our contracts with the Card Networks also provide us with certain monetary incentives based on the volume of our Customers’ transactions processed through the respective Card Network. Additionally, we partner with Card Networks to develop our processing capabilities in international locations as we expand globally.
Our relationships with the Card Networks allow us to connect our Platform directly to the Card Networks, which allows for transaction authorization (or decline) messages to be sent electronically to and from our Platform. This connection provides for virtually instant notification of our Customers’ card transactions and allows for quick response to the authorization request. Once an authorization approval response has been sent by Marqeta to the Card Network (based on parameters established by the applicable Customer), the transaction is able to occur on the Card Network’s secure network.

Mastercard
In 2020, we entered into a strategic relationship agreement with Mastercard. We have also entered into a number of subsequent arrangements with Mastercard, including certain brand agreements. Under these agreements, as amended, we have agreed to cooperate with Mastercard on a number of initiatives, including international expansion, product, marketing and business development collaboration. The contracts provide Marqeta with tiered incentives based on the processing volume of our Customers’ transactions routed through Mastercard and its affiliated networks. The current term of the strategic relationship agreement expires in 2028 or at an earlier date if Marqeta achieves a certain processing volume milestone through the Mastercard network. Either party may terminate the agreements under specified circumstances, including upon a material breach that remains uncured for a specified period of time.
Visa
In 2017, we entered into a strategic alliance framework agreement with Visa, subsequently amended. We have also entered into a number of subsequent arrangements with Visa, as governed by the strategic alliance framework agreement, including a service evaluation agreement and certain brand agreements. Under these agreements, we have agreed to cooperate with Visa on a number of initiatives, including international expansion, product, marketing and business development collaboration. The contracts provide Marqeta with tiered incentives based on the processing volume of our Customers’ transactions routed through Visa and its affiliated networks. The current term of the strategic alliance framework agreement expires in 2022 and automatically renews annually thereafter. Either party may terminate the agreements under specified circumstances, including upon a material breach that remains uncured for a specified period of time. Visa may also elect to terminate the agreements prior to the natural expiration of the then-current term due to our failure to meet certain performance requirements.
Pulse Network
In 2013, we entered into a direct processor agreement with Pulse Network LLC, or Pulse, subsequently amended. The contract provides Marqeta with tiered incentives based on the processing volume of our Customers’ transactions routed through Pulse and its affiliated networks. The contract is currently under a renewal term, which automatically renews annually, unless either party provides written notice of its intent not to renew. Either party may terminate the agreement under specified circumstances, including upon a material breach that remains uncured for a specified period of time.
Our Competitors
We compete in a large and evolving market. We believe that the principal competitive factors in our market include:
•industry expertise;
•platform and product features and functionality;
•ability to build new technology and keep pace with innovation;
•scalability;
•extensibility;
•product pricing;
•security and reliability;
•brand recognition and reputation;
•agility; and
•speed to market.

Our competitors fall into three primary categories:
•Providers with legacy technology platforms, including Global Payments (TSYS), Fiserv, and FIS:
We believe we offer a more agile and configurable solution that is faster to market than the traditional providers. We believe that, in general, legacy solutions are more rigid and are slower to both implement and innovate. Legacy platforms are often oriented to serve large financial institutions with standard product offerings. In contrast, the Marqeta Platform supports a range of digitally enabled use cases to serve the evolving card issuing marketplace.
•Vertical-focused providers, including Wex and Comdata:
While we also compete with providers focused on a certain vertical, we believe that our modern card issuing Platform’s depth and breadth offer a better and more complete solution for innovators. From its initial inception, our Platform was built to be horizontal, making it more configurable and extensible for a variety of emerging use cases and verticals. Furthermore, our experience in one vertical often informs similar use cases in other verticals, helping us bring new features to market faster.
•Emerging providers, including Adyen and Stripe:
Our Customers tell us that industry expertise is the number one reason for selecting an Issuer Processor. Marqeta has a track record of successful innovation. Emerging providers generally do not have the same demonstrated track record in card issuing. In addition, emerging providers that are also Acquirer Processors as their core business, are required to dedicate both time and capital to non-core parts of their business to serve the card issuing market. Overall, emerging providers generally have different go-to-market strategies and less expansive technological capabilities.
We have a deep history of card issuing expertise, enabling us to achieve technical and operating leverage that we believe potential competitors are unable to replicate. However, some of our competitors have greater financial and operating resources. Moreover, as we expand the scope of our Platform, we may face additional competition. See the section titled “Risk Factors—Risks Relating to Our Business and Industry—We participate in markets that are competitive and continuously evolving, and if we do not compete effectively with established companies and new market entrants, our business, results of operations, and financial condition could be adversely affected.”
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, the functionality and infrastructure of our Platform and our business, and frequent enhancements to and expansions of our Platform are more important contributors to our success.
We have a patent program designed to cover various aspects of our business in the United States and abroad. These patents and patent applications are intended to protect our proprietary inventions relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and internationally to the extent we determine appropriate and cost-effective. We also have registered domain names for websites that we use in our business, such as www.marqeta.com and other similar variations.
In addition, we seek to protect our intellectual property rights by requiring our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where we operate may not protect our intellectual property rights to the same extent as laws in the United States. We expect that infringement claims may increase as the number of products and competitors in our market increase. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. Any third-party intellectual property claims against us could significantly increase our expenses and could have a significant and negative impact on our business, results of operations and financial condition.
From time to time, we also incorporate certain intellectual property licensed from third parties, including under certain open source licenses. Even if any such third-party technology did not continue to be available to us on commercially reasonable terms, we believe that alternative technologies would be available as needed in every case.
Sales and Marketing
Our marketing and business development teams operate under one, closely aligned go-to-market umbrella at Marqeta. Our go-to-market function is responsible for how we position ourselves within the industry, growing awareness and adoption of our Platform, accelerating Customer acquisition, onboarding Customers, and setting them up for success. We deploy a range of marketing strategies to drive brand awareness and adoption, including public relations, advertising campaigns, and generating leads and opportunities through direct marketing (online and offline). Our sales development representatives are part of our marketing team and make sure we create, influence and mature the right opportunities from our marketing activity, ranging from tailored content to high touch activities such as leading industry trade shows and events.
Our business development teams, incorporating both strategic, enterprise, and emerging sales units as well as our partnerships team, employ strategies specific to the industry, vertical, use-case and Customer, to convert interest into Customers, capture market share and drive revenue. Our thoughtful, multi-stage engagement process sets the stage for enduring enterprise partnerships with our Customers. We complement these marketing, business development, and sales activities with a focus on Customer onboarding, experience, and success.
We believe that highly responsive and effective support and education are an extension of our brand and are core to ensuring we’re reducing time to revenue when signing a new customer and building and maintaining trust. We firmly believe in the importance of partnering with our Customers, and this is made possible by close cooperation between Customers and our Customer success and delivery operations and bank partnership team. This enables us to launch new card programs as quickly as possible, reacting quickly to Customer needs and fostering collaboration on future product innovation.

Research and Development
Our research and development efforts focus on building enterprise-grade product and service capabilities for our Customers. Technical direction is derived from our understanding of the payments ecosystem and our partners, the evolving opportunity and needs of our Customer base, and the developer community. This focus enables the development of a robust, global platform to support a wide array of products, services, and use cases. Our design, product, engineering, and Customer success teams collaborate to connect our Customers to our Issuing Banks and Card Networks. Our technical operations team also works to ensure the successful deployment and monitoring of our Platform. Software development is primarily executed by our team of professionals across design, product management, and engineering disciplines. We intend to continue to invest in our research and development capabilities to extend our Platform.

Government Regulation
We are subject, directly, or indirectly through our relationships with our Issuing Banks, Customers, or Card Networks, to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, information security, intellectual property, competition, and other subjects.

Many of the laws and regulations that we are subject to are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry that we operate in. Further, these laws and regulations are sometimes ambiguous or inconsistent, and the extent they apply to us is at times unclear. As global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation or that we may in the future be required to obtain licenses and registrations. Any actual or alleged failure to comply with applicable laws or regulations may result in, among other things, private litigation, regulatory investigations and enforcement actions, sanctions, civil and criminal liability and constraints on our ability to continue to operate.
As we expand our geographical reach and our offerings, we may become subject to additional regulations, in the United States and internationally.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, effected comprehensive revisions to a wide array of federal laws governing financial institutions, financial services and financial markets. Among its most notable provisions is the creation of the Consumer Financial Protection Bureau, or CFPB, which is charged with regulating consumer financial products or services and which assumes much of the rulemaking authority under federal laws affecting the extension of credit. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive, or abusive acts or practices by persons offering consumer financial products or services and their service providers and has authority to enforce these consumer financial protection laws and CFPB rules. The CFPB has not defined what is a consumer financial product or service but has indicated informally that, in some instances, small businesses may be covered under consumer protection.
Due to our relationships with Issuing Banks and Card Networks, we may be subject to indirect supervision and examination by the CFPB in connection with our Platform and certain of our products and services. CFPB rules, examinations, and enforcement actions may require us to adjust our activities and may increase our compliance costs.
In addition, the Durbin Amendment to the Dodd-Frank Act provides that Interchange Fees that an Issuing Bank or Card Network receives or charges for debit transactions are regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Card Network fees may not be used directly or indirectly to compensate Issuing Banks in circumvention of the interchange transaction fee restrictions. While we only contract with Issuing Banks who are exempt from the Durbin Amendment, we remain sensitive to changes in the regulation of Interchange Fees. The implementation of the Dodd-Frank Act is ongoing, and as a result, its overall impact remains unclear. Its provisions, however, are sufficiently far reaching that it is possible that we could be further directly or indirectly impacted.

Privacy, Data Protection and Information Security Regulations
We provide services that are subject to various state, federal and foreign laws and regulations relating to privacy, data protection, and information security, including, among others, the Gramm-Leach Bliley Act, the General Data Protection Regulation, and the California Consumer Protection Act. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of certain information. For additional information about laws and regulations relating to privacy, data protection, and information security, see the section titled “Risk Factors—Risks Relating to Regulation—Regulations and industry standards related to privacy and data protection could adversely affect our ability to effectively provide our services.”

Additionally, our Platform hosts, transmits, processes, and stores payment card data and is therefore required to comply with PCI DSS. As a result, we are subject to PCI audits and must comply with related security requirements. See the section titled “Risk Factors—Risks Relating to Our Business and Industry—Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Interchange Fees, could adversely affect our business.”
Association and Card Network Rules
Our Issuing Banks must comply with the bylaws, regulations, and requirements that are set forth by the Card Networks, including PCI DSS and other applicable data-security program requirements. In providing services through our Platform, we are also subject to such requirements. To provide payment processing services, we are certified and registered with certain Card Networks as a processor for member institutions. As such, we are subject to applicable card association, Card Network and national scheme rules that could subject us to fines or penalties for certain acts or omissions. The Card Networks routinely update and modify their requirements and we, in turn, must work to comply with such updates to continue processing transactions on their networks.
Further, we are subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed on our Platform using the Automated Clearing House Network and to various federal and state laws regarding such operations.
Prepaid Card Regulations
The prepaid card programs that we manage for our Customers are subject to various federal and state laws and regulations, including the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 and the Federal Reserve Board’s Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. The CFPB also regulates prepaid accounts, including certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs, or for person-to-person transfers. These regulations include, among other things, disclosure of fees to the consumer prior to the creation of a prepaid account; liability limits and error-resolution requirements; regulation of prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and the publication of such agreements to the general public.
These laws and regulations are evolving, unclear, and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent these laws and rules apply to, and impact, us is in flux. The extensive nature of these regulations may result in additional compliance obligations and expense for our business.
Anti-Money Laundering
Although we are not a “money services business” or otherwise subject to anti-money laundering registration requirements under U.S. federal or state law, we are subject to certain anti-money laundering laws and regulations in the United States, the United Kingdom, the European Union, and other jurisdictions. In the United States, the Currency and Foreign Transactions Reporting Act, which is also known as the BSA, and which was amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the BSA and implementing regulations issued by the U.S. Treasury Department require certain financial institutions to establish anti-money laundering programs, to not engage in terrorist financing, to report suspicious activity and to maintain a number of related records.

Due to our relationships with Issuing Banks that are directly regulated for anti-money laundering purposes, we have implemented an anti-money laundering program designed to prevent our Platform from being used to facilitate money laundering, terrorist financing and other illicit activity. When providing program management services, we ensure that our anti-money laundering program complies with the requirements of our Issuing Banks. Our programs are also designed to prevent our Platform from being used to facilitate activity in violation of applicable sanctions laws and regulations, including conducting business in specified countries or with designated persons or entities, including those on lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent foreign authorities. Our anti-money laundering compliance program includes policies, procedures, reporting protocols and internal controls, including the designation of a bank secrecy act officer in the U.S. and the equivalent in other jurisdictions, and it is designed to assist in managing risk associated with money laundering and terrorist financing.
Anti-Bribery Laws
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010, and other anti-corruption and anti-bribery laws in countries where we conduct activities. The FCPA and other applicable anti-corruption and anti-bribery laws prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business.
The FCPA includes anti-bribery and accounting provisions enforced by the Department of Justice and SEC. The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls.
Other
We are subject to examination by our Issuing Banks’ regulators and must comply with certain regulations to which our sponsor banks are subject, as applicable. For instance, due to our relationships with certain Issuing Banks and certain Customers, we may be subject to indirect supervision and examination by the Federal Deposit Insurance Corporation, state banking regulators (such as the California Department of Financial Protection and Innovation), and the Office of the Comptroller of the Currency in connection with our Platform and certain of our products and services. We are also subject to audit by certain Issuing Banks. Further, certain of our Customers are financial institutions or non-bank regulated entities and, as a result, we may be indirectly subject to examination and obligated to assist those Customers in complying with certain regulations to which they are subject or with responses to audits of such Customers.
International Regulation
The conduct of our business and the use of our products and services outside the United States are subject to various foreign laws and regulations administered by government entities and agencies in the countries and territories where we operate and where our Customers and their cardholders use our products and services. For instance, we are subject to processing fee and transaction fee regulation where our cards are used and may in the future be subject to Interchange Fee regulations in other countries where our cards are used.

Security, Privacy, and Data Protection
Trust is important for our relationship with our Customers, and we take significant measures to protect the privacy and security of their data and the data of their cardholders.
Security
We devote considerable resources to our information security program, which is dedicated to ensuring the highest confidence in our custodianship of the data of our Customers. Our security program is aligned to the ISO 27000 standards and is regularly audited and assessed by third parties. In addition, our security program has achieved several internationally-recognized certifications and industry standard audited attestations.
Our security program focuses on preserving the confidentiality, integrity, and availability of the personal data and other confidential information of our Customers and our Customers’ cardholders. To this end, our team of security professionals, working in partnership with peers across our company, work to identify and mitigate risks, implement best practices, and continue to evaluate ways to improve our information security. These steps include data encryption in transit and at rest, network security, classifying and inventorying data, limiting and authorizing access controls, and multi-factor authentication for access to systems with data. We also employ regular system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructure. In addition, we take steps to help ensure that appropriate security measures are maintained by the third-party vendors we use, including by conducting security reviews and audits.
Privacy and Data Protection
The privacy of our Customers’ data and our Customers’ cardholders’ data is important to our continued growth and success. Privacy is a shared responsibility among all our employees. We also have a privacy team that builds and executes on our privacy program, including support for data protection and privacy-related requests.
We are committed to complying with applicable privacy and data protection laws. We monitor guidance from industry and regulatory bodies and update our Platform and contractual commitments accordingly.
We maintain a privacy policy that describes how we collect, use, and share personal information relating to our Customers and we implement appropriate contractual provisions relating to our processing of cardholders’ personal information.
Our Employees and Human Capital Resources
As of December 31, 2021, we had a total of 789 employees, and 193 contractors. We supplement our workforce with contractors and consultants. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We believe our culture helps us hire and retain best-in-class talent, as we empower employees to do the best work of their lives. Marqeta was named one of Glassdoor’s Best Places to Work in 2022. This list celebrates the employees’ choice for the top companies to work for and is determined solely based on employee feedback provided on Glassdoor. We were ranked highest for our culture and values, career opportunities available, and diversity and inclusion.

Diversity, Equity, and Inclusion
Marqeta is proud of its Oakland roots and strives to build a global team as diverse as the markets it serves. A key focus of our human capital management approach is our commitment to advancing diversity, equity, and inclusion. At Marqeta, we believe that creating a truly inclusive workplace means investing in company-wide programs, policies, and practices centered on equity. We strive to build a culture where everyone belongs and is empowered to bring their authentic selves to work every day, regardless of race, ethnicity, gender identity, age, religion, sexual orientation, physical ability, background or any other human qualifier. Of our new hires in 2021 who voluntarily disclosed their gender and race/ethnicity information, 44% identified as female and 11% identified as Black or Latinx. It is our diverse perspectives that help us collaborate, innovate, and drive success within our teams and for the customers and communities we serve.
Marqeta's Employee Resource Groups, or ERGs, along with our Diversity Council and other culture coalitions form a network of internal groups focused on elevating underrepresented voices in tech and celebrating the wide range of communities and cultures that span our employee base. We currently have twelve ERGs, with over half of our employees participating in at least one. Marqeta’s core company value that “Everyone Belongs” serves as a constant reminder of how critical this work is to our identity as a company.
Compensation, Benefits, and Wellness
We believe we offer a robust, competitive compensation and benefits package that supports our employees’ overall health and financial wellness. To ensure alignment with our short- and long-term objectives, our compensation programs include base pay, and cash and equity incentives. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of share-based compensation awards which allows us to align employees’ interests with our shareholders and to allow our employees to share in increases in the value of our equity. We also offer a wide array of in-demand benefits and perks to our global workforce, including comprehensive health and welfare benefits, flexible time-off, and various family and medical leave benefits.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and the communities in which we operate. These include having the vast majority of our employees continue to work from home, and implementing additional safety measures for employees conducting critical on-site work. The future of work at Marqeta is flexible, with in-office, hybrid, and remote working options. We have also added additional company-wide paid days off to help employees balance their work and life responsibilities. We believe these flexible policies will help us source, connect, and hire talent in more locations, as well as retain talent that may want or need to relocate.
Corporate Information
We were incorporated in 2010 under the name Marqeta, Inc. as a Delaware corporation. We completed our initial public offering in June 2021 and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “MQ.” Our principal executive offices are located at 180 Grand Avenue, 6th Floor, Oakland, CA 94612, and our telephone number is (888) 462-7738.

Available Information
Our website is located at www.marqeta.com, and our investor relations website is located at www.investors.marqeta.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our www.investors.marqeta.com and www.marqeta.com websites, as well as our blog posts, press releases, public conference calls, webcasts, our twitter feed (@Marqeta), our Instagram page (@lifeatmarqeta), our Facebook page, and our LinkedIn page, as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to invest in our Class A common stock. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties not currently known to us or that we do not currently believe to be material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.
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
•We currently generate significant net revenue from our largest Customer, Block, Inc., or Block, and the loss or decline in net revenue from Block could adversely affect our business, results of operations, and financial condition.
•Our recent growth, ongoing changes in our industry, and our transaction mix make it difficult to forecast our net revenue and evaluate our business and future prospects.
•We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve profitability.
•We may experience annual or quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
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
We have experienced rapid growth in recent periods. Our total net revenue was $517.2 million, $290.3 million and $143.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, an increase of 78% and 103% from the prior years, respectively. In future periods, we may not be able to sustain net revenue growth consistent with recent history, or at all. Further, because we operate in an evolving payments industry, our ability to grow and innovate is important to our success. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
•acquire new Customers and retain existing Customers;
•achieve widespread acceptance and use of our Platform and the services we offer;
•increase the use of our Platform and our offerings, TPV, and the number of transactions on our Platform;
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
We also expect our operating expenses to increase in future periods, and if our net revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be adversely affected, and we may not be able to achieve profitability. We have also encountered in the past, and expect to encounter in the future, risks and uncertainties frequently experienced by growing companies in evolving industries as further detailed in these “Risk Factors.” If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our growth rates may slow and our business would suffer. In the near term, we expect our TPV and net revenue growth rates to be variable as a result of the COVID-19 pandemic, including the continued spread and evolution of COVID-19, and we are unable to predict the duration, degree, or volatility of future growth with any certainty.

If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of Customer service and satisfaction, and our business, results of operations, and financial condition could be adversely affected.
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our workforce has grown to 789 employees as of December 31, 2021 from 509 employees as of December 31, 2020. We have offices in the United Kingdom, or U.K., and Australia, and a presence in Singapore, and we plan to continue to expand our international presence and operations into other countries in the future. We have also historically experienced significant growth in the number of Customers using our Platform, the number of card programs and solutions we manage for our Customers, and TPV on our Platform.
To manage operations and personnel growth, we will need to continue to grow and improve our operational, financial, and management controls, and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to expand our systems and infrastructure before our net revenue increases without any assurances that our net revenue will increase. We also believe that our corporate culture has been and will continue to be a valuable component of our success. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth as our employees and other service providers increasingly work from geographic areas across the globe. Failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could reduce our ability to recruit and retain personnel, innovate, operate effectively, and execute on our business strategy, potentially adversely affecting our business, results of operations, and financial condition. Additionally, as a result of the COVID-19 pandemic, our global workforce has been working remotely or in hybrid settings, with expected future phased office re-openings potentially limiting our employees’ ability to perform certain job functions and, over time, negatively impacting corporate culture.
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

The loss of Customers or reductions in their processing volumes, particularly any loss of or reductions by Block, may adversely affect our business, results of operations, and financial condition. Our growth may decline in the future if Customers are not satisfied with our Platform or our ability to meet our Customers’ needs and expectations. Further, the complexity and costs associated with switching processing volume to our competitors may not ultimately prevent a Customer from switching to another provider. To achieve continued growth, we must not only maintain our relationships with our existing Customers, but also encourage them to increase adoption and usage of our products. For example, Customers can have multiple card programs on our Platform across different use cases and geographies. If Customers do not renew their contracts or broaden their use of our services, our growth may slow or stop and our business, results of operations, and financial condition may be materially and adversely affected.
In addition to capitalizing on the potential net revenue embedded within our existing Customer base, we must continue to attract new Customers to promote growth. Our growth depends on developing new use cases and industry verticals across new geographies. We may face additional challenges that are unique to the markets we target and we may not be able to acquire new Customers in a cost-effective manner. To reach new Customers, we may need to spend significantly more on sales and marketing to generate awareness of our Platform and educate potential Customers on the value of our Platform. We may also need to adapt our existing technology and offerings or develop new or innovative capabilities to meet the particular needs of Customers in these new use cases or new markets, and there can be no assurance that we will be successful in these efforts. We may not have adequate financial or technological resources to develop effective and secure products and services that will satisfy the demands of Customers in these new markets. When a new Customer launches with us, if we are slow to onboard them onto our Platform or are slow to expand their use cases, our net revenue from the Customer may be limited. If we fail to attract new Customers, including Customers in new use cases, industry verticals, and geographies, and to expand our Platform in a way that serves the needs of these new Customers, and to onboard them quickly, then we may not be able to continue to grow our net revenue.
We participate in markets that are competitive and continuously evolving, and if we do not compete effectively with established companies and new market entrants, our business, results of operations, and financial condition could be adversely affected.
We were founded in 2010, and we provide a single, global, cloud-based, open-API Platform for modern card issuing and payment processing. We provide card issuing, payment processing, risk management, data insights, and a variety of controls, customizations, and features through our Platform. Our modern card issuing Platform is situated in the evolving financial technology and payments industries that are intensely competitive and subject to rapidly evolving technology, shifting customer needs, new market entrants, and introductions of new products and services. We face competition along several dimensions, including providers with legacy technology platforms, such as Global Payments (TSYS), Fiserv, and Fidelity National Information Services; vertical-focused providers, such as Wex and Comdata; and emerging providers, such as Adyen and Stripe. We believe the principal competitive factors in our market include industry expertise, platform and product features and functionality, ability to build new technology and keep pace with innovation, scalability, extensibility, product pricing, security and reliability, brand recognition and reputation, agility, and speed to market. We expect competition to increase in the future as established and emerging companies continue to enter the markets we serve or attempt to address the problems that our Platform addresses. Moreover, as we expand the scope of our Platform, we may face additional competition.
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

Conditions in our markets could also change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation, and it is uncertain how our markets will evolve. New commerce disruptors or large financial institutions that are making significant investments in research and development may develop similar or superior products and technologies that compete with our Platform. Our existing and potential Customers also may choose to build some of the functionality our Platform provides, potentially limiting or eliminating their demand for our Platform. These competitive pressures in our markets or our failure to compete effectively may result in price reductions, fewer Customers, reduced net revenue, gross profit, and gross margins, increased net losses, loss of processing volume, and loss of market share. Any failure to meet and address these factors could adversely affect our business, results of operations, and financial condition.

We currently generate significant net revenue from a small group of Customers, including our largest Customer, Block, and the loss or decline in net revenue from these customers, particularly Block, could adversely affect our business, results of operations, and financial condition.
A small number of Customers account for a large percentage of our net revenue. For the years ended December 31, 2021, 2020 and 2019, Block accounted for 69%, 70% and 60% of our net revenue, respectively.
Although we expect the net revenue from our largest Customer will decrease over time as a percentage of our total net revenue as we generate more net revenue from other Customers, we expect that net revenue from a relatively small group of Customers will continue to account for a significant portion of our net revenue in the near term. Additionally, consolidation within our Customers’ industries has accelerated in recent years, which has in turn increased the concentration of our Customers, and these trends may continue. For example, Block, our largest Customer, announced in February 2022 that it had completed its acquisition of Afterpay Limited, which is also our Customer, and may increase the percentage of our net revenue represented by our largest Customer. Furthermore, in the event that any of our largest Customers stop using our Platform or use our Platform in a reduced capacity, our business, results of operations, and financial condition would be adversely affected. In addition, any publicity associated with the loss of any of these Customers may adversely affect our reputation and could make it more difficult to attract and retain other Customers.
Our Customer contracts generally do not contain long-term commitments from our Customers, and our Customers may be able to terminate their agreements with us prior to expiration of the contract’s term. The current term of our agreement with Block for Cash App expires in March 2024 and the current term of our agreement with Block for Square Card expires in December 2024, and each agreement automatically renews thereafter for successive one-year periods. Furthermore, while certain of our Customer contracts have minimum volume commitments, others do not. There can be no assurance that we will be able to continue our relationships with our Customers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. In addition, the processing volume from Block has in the past fluctuated from period to period and may fluctuate or decline in future periods. Our net revenue and results of operations could suffer if, among other things, Block does not continue to use our products, uses fewer of our products, reduces its processing volume, or renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us.
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

In particular, forecasting our future results of operations can be challenging because our net revenue depends in part on our Customers’ end users, and our transaction mix adds further complexity. Our transaction mix refers to the proportion of signature debit versus PIN debit transactions and consumer versus commercial transactions that make up our TPV. In general, transactions that require a signature of the cardholder generate higher percentage-based Interchange Fees, while transactions that require a PIN generate lower percentage-based Interchange Fees. Accordingly, we may be unable to prepare accurate internal financial forecasts, and our results of operations in future reporting periods may differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our Class A common stock trading price to decline.
We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve profitability.
We have incurred significant net losses since our inception, including net losses of $163.9 million, $47.7 million and $122.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve profitability in the future. Because the market for our Platform, products, and services is evolving, it is difficult for us to predict our results of operations or our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, adjust compensation packages to hire new or retain employees in an increasingly competitive job market, expand our operations and infrastructure, both domestically and internationally, continue to enhance our Platform and develop and expand its capabilities, expand our products and services, and expand and improve our APIs. These initiatives may be more costly than we expect and may not result in increased net revenue. In addition, as a public company, we have incurred, and we will continue to incur, additional significant legal, insurance, accounting, and other expenses that we did not incur as a private company. Any failure to increase our net revenue sufficiently to keep pace with the increases in expenses resulting from these initiatives, investments, and other activities could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis in future periods. If we fail to achieve profitability, our business, results of operations, and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
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
We may experience annual or quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
Our annual or quarterly results of operations may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
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
•reductions in pricing as a result of renegotiations with our larger Customers;

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
•changes in Customers’ processing volumes resulting from seasonal fluctuations;
•security breaches, and technical difficulties involving our Platform or interruptions or disruptions of our Platform;
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs;
•regulatory fines;
•changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;
•the timing and extent of changes in interchange rates set by Card Networks;
•legal and regulatory compliance costs in new and existing markets;
•the amount of compensation and timing of hiring new employees;
•the rate of expansion and productivity of our sales force;
•the timing and extent of increases of grants or vesting of equity awards to employees, directors, or consultants and the recognition of associated share-based compensation expenses and related payroll tax;
•fluctuations in foreign currency exchange rates;
•fluctuations in interest rates;
•costs and timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•the impact of tax charges as a result of non-compliance with, or changes to, federal, state, local, or other tax regulations;
•changes to generally accepted accounting standards in the United States;
•health pandemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses;
•the impact of market and economic volatility caused by the COVID-19 pandemic on our business and the businesses of our Customers;
•the impact of the COVID-19 pandemic on consumer demand and spending patterns; and
•general economic conditions in either domestic or international markets, including conditions resulting from geopolitical uncertainty and instability or war, including the significant military action against Ukraine launched by Russia.
Any one or more of the factors above may result in significant fluctuations in our results of operations. You should not rely on our past results as an indicator of our future performance.
The variability and unpredictability of our results of operations or other operating metrics could result in our failure to meet our or investors’ expectations, or those of analysts that cover us, with respect to net revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we could face costly lawsuits, including securities class action suits.

Systems failures and interruptions in the availability of our Platform may adversely affect our business, results of operations, and financial condition.
Our continued growth depends on the efficient operation of our Platform without interruption or degradation of performance. Our business involves processing large numbers of transactions, enabling the movement of large sums of money on an aggregate basis, and the management of large amounts of data, and a system outage or data loss could have a material adverse effect on our business, results of operations, and financial condition. We may experience service interruptions, data loss, outages, and other performance problems due to a variety of factors, including infrastructure changes or failures, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, ransomware attacks, or other security-related incidents, including as retaliation against financial institutions for sanctions imposed against Russia as a result of the significant military action against Ukraine launched by Russia. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order, and we may face difficulties remediating and otherwise responding to any such issues. We may not be able to maintain the level of service uptime and performance needed by our Customers, especially as TPV increases. We have experienced high growth in TPV over the past several years and expect such growth may continue for the coming years; however, if we are unable to maintain sufficient processing capacity, Customers could face longer processing times or even downtime. Furthermore, any efforts to further scale our Platform or increase its complexity to handle a larger number or more complicated transactions could result in performance issues, including downtime. If our Platform is unavailable or if Customers are unable to access our Platform within a reasonable amount of time, or at all, our business would be adversely affected. Our Customers rely on the full-time availability of our Platform to process payment transactions, and an outage on our Platform could impair the ability of our Customers to operate their business and generate revenue. Therefore, any system failure, outage, performance problem, or interruption in the availability of our Platform would negatively impact our brand, reputation, and Customer satisfaction, and could subject us to financial penalties and liabilities.
Moreover, we depend on services from various third-party vendors to maintain our infrastructure, including data center facilities and cloud storage platforms such as Amazon Web Services, Inc., or AWS. We conduct vendor due diligence; however, if a service provider fails to develop and maintain sufficient internal control processes or fails to provide sufficient capacity to support our Platform or otherwise experiences service outages, such failure could interrupt the operation of our Platform, potentially adversely affecting our Customers or their perception of our Platform’s reliability and adversely affecting the business of Customers using our Platform. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our Platform. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our Platform until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our Customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, as well as to increase efficiency.
Further, our Customer contracts typically provide for service level commitments. If we suffer extended periods of downtime of our Platform or are otherwise unable to meet these commitments, we are contractually obligated to provide service credits, which may be based on a percentage of the processing volume on the day of an incident or the revenue we earned from our Customer on the day of an incident, or based on our overall monthly transaction success rate and the incentive payments or fees from that month. We have experienced incidents requiring us to pay service level credits and other customer service concessions in the past. In addition, the performance and availability of the cloud-based solutions that provide cloud infrastructures for our Platform is outside of our control and, therefore, we are not in full control of whether we meet our service level commitments. As a result, we have experienced, and expect to continue to periodically experience, unpredictable outages of the services provided by these cloud infrastructure providers. Our business, results of operations, and financial condition has in the past been affected and could in the future be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our Customers. Any extended service outages could adversely affect our business and reputation and erode Customer trust.

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
In March 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic. The COVID-19 pandemic has continued to spread and evolve. The related public health measures, including orders to shelter in place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, Customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic and the global response evolves, including the distribution of available vaccines, the rates at which they are administered, and the emergence of new variants of the virus.
The pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, has impacted our day-to-day operations. Like many other companies, the majority of our workforce is working remotely and engaging with prospects and Customers who are also generally working remotely. As public health measures in the United States continue to shift, many Customer, employee, and industry events continue to be virtual-only experiences due to the pandemic. Live event attendance and sponsorship is one of the ways we have historically connected with prospective Customers. We rely on events, such as Money20/20, for a portion of our lead generation. A contingent of our employees attended Money20/20 in person in 2021, but the possibility of future variants of COVID-19 creates continuing uncertainty around live industry events in 2022. Because our solution is technical and requires in-depth discussions around Customer use cases, it can be challenging to acquire new Customers through predominantly online outreach, such as virtual events, email, and targeted ads. We have also observed fatigue from prospective Customers around attending virtual events, making it more difficult to acquire Customers through such events. Any cancellation or postponement of live events may impair our ability to acquire new Customers and prospects and may also result in the loss of financial commitments made to such events. In addition, we may incur increased workforce costs, including costs associated with implementing additional personnel and workplace safety protocols when the majority of our employees return to an office, and workplace or labor claims and disputes related to COVID-19.
The continued spread and evolution of COVID-19 could also have an adverse impact on our vendors, partners, and Customers, therefore materially and adversely impacting our business, results of operations, and overall financial performance in future periods. For example, we have experienced, and may continue to experience, a decrease in processing volumes from certain Customers, particularly those in industries that are heavily impacted by various public health measures, such as travel; delayed sales cycles, including Customers and prospective Customers delaying contract signing or contract renewals; and delays in launching strategic partnerships and opportunities. These disruptions could continue to adversely affect our business, results of operations, and financial condition, and could have other currently unforeseen negative impacts on us.

While we have developed and continue to develop plans to help mitigate the potential negative impact of the pandemic on our business, it is possible the COVID-19 pandemic, particularly in light of new variant strains of the virus, could further impact our operations and the operations of our Customers, partners, and vendors as a result of quarantines, illnesses, and travel and logistics restrictions. Supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID-19, including in specific geographies, are currently impacting the pace of our and our Customers’, partners’, and vendors’ recovery and our business outlook. Our efforts to mitigate the potential negative impact of the pandemic on our business may not be effective and a protracted economic downturn will likely limit the effectiveness of our mitigation efforts. It is not possible for us to predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations, or financial condition at this time. The extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, increases in infection rates and hospitalizations, the resulting impact on the businesses of our Customers, partners, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, and the extent that normal economic and operating conditions are impacted. To the extent the COVID-19 pandemic adversely affects our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. For more information on the effect of COVID-19 and potential risks to us, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19.”
Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Interchange Fees, could adversely affect our business.
We rely on our relationships with financial institutions, including Issuing Banks and Card Networks, that provide certain services that are an important part of our product offering. We have in the past and may in the future have disagreements with these financial institutions. If we are unable to maintain the quality of these relationships or fail to comply with our contractual requirements with these financial institutions, our business would be adversely affected. We partner with Issuing Banks, who issue payment cards to our Customers and settle payment transactions on such cards. A significant portion of our payment transactions are settled through one Issuing Bank, Sutton Bank. For the years ended December 31, 2021, 2020 and 2019, 90%, 96% and 97%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to settle our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the three other U.S. Issuing Banks that we currently contract with. Switching a significant portion or all of our processing volume to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses, and termination fees under our agreement with Sutton Bank if unilaterally terminated by us without Sutton Bank's consent. We could also lose Customers if we do not have another Issuing Bank who is willing to support such Customers. Diversifying our contractual relationships and operations with Issuing Banks may increase the complexity of our operations and may also lead to increased costs.

We also have agreements directly with Card Networks, such as Visa, Mastercard, and PULSE, which is part of the Discover Global Network, that, among other things, provide us certain monetary incentives based on the processing volume of our Customers’ transactions routed through the respective Card Network. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Unusual fluctuations in network fees can occur in the quarter in which volume thresholds are achieved as higher incentive rates are applied to volumes over the entire measurement periods, which can span 6 or 12 months, which can affect our financial results for a given quarter or fiscal year. If we were to lose our certification with a Card Network, we could lose Customers if they needed to switch to a different Card Network, for which we did not have a certification. The Issuing Banks and Card Networks we work with may fail to process transactions, breach their agreements with us, or refuse to renew or renegotiate our agreements with them on terms that are favorable, commercially reasonable, or at all. They might also take actions that could degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining relationships with Issuing Banks and Card Networks, our business may be adversely affected.
Our agreements with Issuing Banks and Card Networks require us to comply with Card Network operating rules. The Card Networks set these network rules and have discretion to interpret the rules and change them at any time. For additional information about regulations relating to network rules, see the section titled “Risk Factors—Risks Relating to Regulation—Our business is subject to extensive regulation and oversight in a variety of areas, directly and indirectly through our relationships with Issuing Banks and Card Networks, which regulations are subject to change and to uncertain interpretation.” While changes in the network rules usually relate to pricing, other types of changes could require us to take certain steps to comply or adapt. For example, we began to issue cards with chips built in when a network rule changed to enable chip and PIN transactions. The termination of the card association registrations held by us or any of the Issuing Banks or any changes to these network rules or how they are interpreted could have a significant impact on our business and financial condition. Any changes to or interpretations of the network rules that are inconsistent with the way we or our Issuing Banks currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the Card Networks, the Card Networks could fine us or prohibit us from processing payment cards. In addition, violations of the network rules or any failure to maintain good relationships with the Card Networks could impact our ability to receive incentives from them, increase our costs, or otherwise adversely affect our business.
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
Unauthorized parties have attempted and may continue to attempt to gain access to our Platform, systems, or facilities, and those of our Customers, partners, and vendors, through various means and with increasing sophistication. Currently, there is a threat of attacks against U.S. financial institutions as retaliation against financial institutions for sanctions imposed against Russia as a result of the significant military action against Ukraine launched by Russia. These events could create costly claims and litigation, significant financial liability, regulatory investigations or proceedings, increased regulatory scrutiny, financial sanctions, a loss of confidence in our ability to serve Customers and cause current or potential Customers to choose another service provider, all of which could have a material adverse impact on our business. In addition, we expect to continue to invest significant resources to maintain and enhance our information security and controls and to investigate and remediate any security vulnerabilities.
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

Under Card Network rules and our contracts with our Issuing Banks, if there is a breach of payment card information that we store, process, or transmit or that is stored, processed, or transmitted by our Customers or other third parties that we do business with, we could be liable to the Issuing Banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. The reliability and security of our Platform is a core component of our business. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing Customers, prevent us from obtaining new Customers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability, including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring, card reissuance, and forensics. Any actual or perceived security breach at a vendor providing services to us or our Customers could have similar effects.
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
If we fail to adapt to rapid technological changes and develop enhancements and new capabilities for our Platform, our ability to remain competitive could be impaired.
We compete in an industry that is characterized by rapid technological changes, frequent introductions of new products and services, and evolving industry standards and regulatory requirements. Our ability to attract new Customers and increase net revenue from Customers will depend in significant part on our ability to adapt to industry standards, anticipate trends, and continue to enhance our Platform and introduce new products and capabilities on a timely and secure basis to keep pace with technological developments and Customer expectations. For example, it is important for us to implement tools to support the operational efficiency of our Platform. If we are unable to provide enhancements and new products on our Platform, develop new capabilities that achieve market acceptance, innovate quickly enough to keep pace with rapid technological developments, or experience unintended consequences with enhancements we provide, our business could be adversely affected. For example, our Customers may not adopt enhancements and new products or may not use them as intended. We must also keep pace with changing legal and regulatory regimes that affect our Platform, products, services, and business practices. We may not be successful in developing modifications, enhancements, and improvements, in bringing them to market quickly or cost-effectively in response to market demands, or at modifying our Platform to remain compliant with applicable legal and regulatory requirements.
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
During the year ended December 31, 2021, we derived 2% of our net revenue from Customers located outside the United States. The future success of our business will depend, in part, on our ability to offer our Platform and services internationally and expand our international Customer base. While we have been expanding our Platform, products, services and sales efforts internationally, our experience in selling our Platform, products, and services outside of the United States is early. Our process for identifying countries to expand into may not be successful and may take a considerable amount of time, effort, and expense, and we may not realize benefits from expansion into a particular market. Additionally, the spread of COVID-19 may complicate efforts to expand our business internationally by restricting our ability to travel and engage in certain market diligence, sales and marketing activities abroad. Furthermore, our business model may not be successful or have the same traction outside the United States and we may face additional regulatory hurdles. As a result, our investment in marketing our Platform to these potential Customers may not be successful. If we are unable to increase the net revenue that we derive from international Customers, then our business, results of operations, and financial condition may be adversely affected.
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
•failure to anticipate competitive conditions and competition with market-players that have greater experience and brand recognition in the local markets than we do;
•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•increased costs and difficulty in protecting intellectual property and sensitive data;
•Increased costs from local Card Networks, Bank Identification Number, or BIN, sponsors, and other local providers locally;
•changes to the way we do business or price our products and services as compared with our current operations or a lack of acceptance of our Platform or certain products and services;
•the ability to support and integrate with local BIN sponsors and third-party vendors;
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
•potential tariffs, sanctions, fines, or other trade restrictions, including any political or economic responses and counter-responses or otherwise by various global actors to the significant military action against Ukraine launched by Russia;
•exchange rate risk and Interchange Fee regulation in foreign countries;
•compliance with complex and potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws; and

•regional economic and political instability or war, including the significant military action against Ukraine launched by Russia.
As a result of these risks, our efforts to expand our global operations may not be successful, potentially limiting our ability to grow our business.

In addition, we do not currently have operations in Russia or plans to expand there, and, based on the actions taken by certain Card Networks, to our knowledge no Marqeta-powered card could currently operate in Russia. It is unclear, however, whether the significant military action against Ukraine launched by Russia will have any broader implications that may impact our business and results of operations.
We may incur losses relating to the settlement of payment transactions and the fraudulent use of payment cards issued through our Platform.
We are and will continue to be subject to the risk of losses relating to the day-to-day settlement of payment transactions that is inherent in our business model, including with respect to pre-funding and chargeback requests. Customers deposit a certain amount of pre-funding into their Customer account at our Issuing Banks. However, depending on the model of the card program and the timing of funding and transactions, some transactions that exceed the amount of pre-funding in the Customer’s account are still authorized. Customers are ultimately responsible for fulfilling their obligations to fund transactions. However, when a Customer does not have sufficient funds to settle a transaction, we are liable to the Issuing Bank to settle the transaction and may incur losses as a result of claims from the Issuing Bank. We would seek to recover such losses from the Customer, but we may not fully recover them if the Customer is unwilling or unable to pay due to their financial condition. Because we are liable to the Issuing Banks, we may also bear the risk of losses if a Customer does not provide payment due to fraudulent or disputed transactions. Additionally, when a chargeback request is approved, the purchase price of the transaction is refunded to the Customer’s end user’s account through our Platform. If we do not properly process the chargeback, the Customer may request that we fund the refunded amount to their end user. We have in the past, and may in the future, incur costs relating to the improper processing of chargeback requests.
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
Our success depends largely upon the continued services of our executive officers and other key employees. There have been changes in the past, recent changes, and there may be changes in the future, to our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we recently appointed a new Chief Financial Officer effective February 22, 2022. Additionally, from time to time we may reorganize the Company’s departments in an effort to increase efficiencies or better serve our Customers, including consolidating groups under existing or new executives. For example, we recently consolidated the marketing team, including our sales development representatives, and business development team, including strategic, enterprise, and emerging sales units as well as our partnerships teams, into one go-to-market function under our Chief Operating Officer, Vidya Peters. Any employment agreements we have with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Additionally, we do not maintain any key person insurance policies. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees could adversely affect our business. Changes in our executive management team may also cause disruptions in, and adverse impacts to, our business.

In addition, to maintain and grow our business, we must attract and retain highly qualified personnel. Competition for highly qualified personnel is intense across the markets we target, especially for highly skilled employees and experienced sales professionals. We have from time to time experienced, are currently experiencing, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, at a speed that is consistent with our business needs, and at an appropriate cost, which may be compounded as a result of the COVID-19 pandemic. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. We must also effectively manage employee skills, competency requirements, and development plans to retain qualified employees once hired. Many of the companies we compete with for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of time and resources, and potential liability for us or our employees.
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the value of our equity awards declines, it may impair our ability to recruit and retain highly skilled employees. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be adversely affected. Further, additions of executive-level management and large numbers of employees could significantly and adversely impact our culture.
The volatility in or lack of appreciation of the trading price of our Class A common stock may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will become, vested in a substantial amount of restricted stock units, or RSUs, or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise prices of the options that they hold are significantly above the market price of our Class A common stock. If we do not maintain and continue to develop our corporate culture as we grow and evolve, including our diversity and inclusion efforts, it could impair our ability to foster the innovation, teamwork, curiosity, and diversity that we believe is necessary to support our growth.
Exposure to political developments in the United Kingdom, including the United Kingdom’s decision to leave the European Union, could adversely affect us.
On June 23, 2016, a referendum was held on the U.K.’s membership in the European Union, or the EU, resulting in a vote in favor of leaving the European Union. Effective as of January 31, 2020, the U.K. formally withdrew its membership from the European Union. The U.K.’s decision to leave the European Union has created an uncertain political and economic environment in the U.K. and across other European Union member states. The political and economic instability created by the U.K.’s decision to leave the European Union has caused and may continue to cause volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. In addition, this uncertainty may cause some of our Customers or potential Customers to curtail or delay spending or adoption of our Platform. Depending on the market and regulatory effects of the U.K.’s exit from the European Union, it is possible that there may be adverse practical or operational implications on our business. For example, the U.K. Data Protection Act, which implemented the EU’s General Data Protection Regulation, or the GDPR, was amended January 1, 2021 to reflect the U.K.’s status outside the European Union. It remains unclear, however, how U.K. data protection laws or regulations will develop and be interpreted in the medium to longer term, how data transfers to and from the U.K. will be regulated, and how those regulations may differ from those in the European Union. While we have taken measures to preemptively address the impact of the U.K.’s departure from the European Union by including contingency clauses in our European Union master service agreements, for example, these may not adequately protect us from adverse implications on our business. Further, the U.K.’s exit from the European Union may create increased compliance costs and an uncertain regulatory landscape for offering equity-based incentives to our employees in the U.K. If we are unable to maintain equity-based incentive programs for our employees in the U.K. due to the departure of the U.K. from the European Union, our business in the U.K. may suffer and we may face legal claims from employees in the U.K. to whom we previously offered equity-based incentive programs.

These and other factors related to the departure of the U.K. from the European Union may adversely affect our business, financial condition, and results of operations.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates in part on historical experience, market observable inputs, if available, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and accounting for share-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our Platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products, and other assets. In addition, we are using a portion of our cash to satisfy tax withholding and remittance obligations related to the vesting of RSUs. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, potentially making it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements, and respond to business challenges could be significantly impaired, and our business, results of operations, and financial condition may be adversely affected.

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
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. We may be required to issue equity or debt securities to acquire businesses which could dilute our shareholders or adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations, and financial condition may suffer.
We have made, and may in the future seek to make, strategic investments in early stage companies developing products or technologies that we believe could complement our Platform or expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities. These investments may be in early stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, we may invest in companies that do not succeed, and our investments may lose all or some of their value, which result in us recording impairment charges reflected in of results of operations.
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
We, our vendors, our partners, and our Customers are subject to a wide variety of state, federal, and international laws, regulations, and industry standards in the United States and in other countries where we operate both directly and indirectly through our relationships with Issuing Banks and Card Networks. These laws, regulations, industry standards, and rules govern numerous areas important to our business. While we currently operate our business in an effort to ensure our business itself is not subject to extensive regulation, the Issuing Banks and Card Networks that we partner with operate in a highly regulated landscape, and there is a risk that those regulations could become applicable to us. We are directly subject to regulation in areas including privacy, data security, data protection, and anti-bribery, and our contractual relationships with Issuing Banks and Card Networks subject us to additional regulations including those relating to payments services (such as payment processing and settlement services), consumer protection, anti-money laundering, anti-bribery, escheatment, international sanctions regimes, data privacy and security, intellectual property, and compliance with the PCI DSS, a data security standard obligating companies that process, store, or transmit payment card information to maintain security measures designed to protect cardholder data.
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
In addition to laws and regulations that apply directly to us, we are contractually subject to certain laws and regulations through our relationships with Issuing Banks and Card Networks, which operate in a highly regulated industry. Additionally, as a program manager, we are responsible for ensuring compliance with Issuing Banks’ requirements and Card Network rules, and we help create regulatory compliant card programs for our Customers. In some cases, our inability to ensure such compliance could expose us to liability or indemnification claims from our Customers or partners. Furthermore, legislative and regulatory changes could prompt our Issuing Banks to alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business. For example, due to our relationships with certain Issuing Banks and Card Networks, we may be subject to indirect supervision and examination by the CFPB, which is engaged in rulemaking and regulation of the payments industry, including, among other things, the regulation of prepaid cards, buy now, pay later financing programs, and the enforcement of certain protections under applicable regulations. While reform in the payment industry, such as the formation of the CFPB, has focused on individual consumer protection, legislatures continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business, results of operations, and financial condition due to increased compliance costs and new restrictions affecting the terms we offer our Platform or our products and services under.

A majority of our net revenue is derived from Interchange Fees and we expect Interchange Fees to continue to represent a significant percentage of our net revenue in the near term. The amount of Interchange Fees we earn is highly dependent on the interchange rates that the Card Networks set and adjust. From time to time, Card Networks change the Interchange Fees and assessments they charge for transactions processed using their networks. Interchange Fees or assessments are also subject to change from time to time due to government regulation. Interchange Fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which limits Interchange Fees, may restrict or otherwise impact the way we do business or limit our ability to charge certain fees to Customers. Issuing Banks that are exempt from the Durbin Amendment are able to access higher interchange rates. As a result, to maximize our Interchange Fees, we currently only contract with Issuing Banks that are exempt from the Durbin Amendment when we provide program management services. Changes in regulation or additional rulemaking may adversely affect the way we conduct our business or result in additional compliance obligations and expense for our business and limitations on net revenue. For example, the Board of Governors of the Federal Reserve System recently proposed a change to the regulations implemented pursuant to the Electronic Fund Transfer Act to clarify that e-commerce transactions can be routed over secondary, unaffiliated debit card networks that generally set lower Interchange Fees. If implemented, we may experience a reduction in net revenue derived from Interchange Fees. Interchange Fee regulation also exists in other countries where our Customers use payment cards and such regulation could adversely affect our business in other foreign regions. Any changes in the Interchange Fees associated with our Customers’ card transactions could adversely affect our business, results of operations, and financial condition.
Many of these laws and regulations are evolving, unclear, and inconsistent across jurisdictions, and ensuring compliance with them is difficult and costly. With increasing frequency, federal and state regulators are holding businesses in the payments industry to higher standards of training, monitoring, and compliance, including monitoring for possible violations of laws by our Customers and people who do business with our Customers while using our Platform or products. If we fail to comply with laws and regulations applicable to our business in a timely and appropriate manner, we may be subject to litigation or regulatory proceedings, we may have to pay fines and penalties, and our client relationships and reputation may be adversely affected, which could have a material adverse effect on our business, results of operations, and financial condition.

Further, while we do not handle or interact with cryptocurrency and we only process transactions on our Platform in fiat currencies, certain cryptocurrency businesses use our Platform to provide card products to their customers and end users. The regulation of cryptocurrency is rapidly evolving and varies significantly among international, federal, state, and local jurisdictions and is subject to substantial uncertainty. Various legislative and executive bodies in the U.S. and other countries may adopt laws, regulations, or guidance, or take other actions, which may impact our Issuing Banks and restrain the growth of cryptocurrency businesses and in turn impact the net revenue associated with our cryptocurrency business Customers.

Regulations and industry standards related to privacy and data protection could adversely affect our ability to effectively provide our services.
Governmental bodies and industry organizations in the United States and abroad have adopted, or are considering adopting, laws and regulations restricting the use of, and requiring safeguarding of, personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. Further, the California Consumer Privacy Act became effective on January 1, 2020 and imposes additional restrictions on the collection, processing, and disclosure of personal information, including imposing increased penalties on data privacy incidents. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, creates additional obligations relating to personal information that take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. Many obligations under these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
In the European Economic Area, the GDPR, which became effective in 2018, extends the scope of European Union data protection law to all companies processing personal data of European Union residents, regardless of the company’s location, and requires companies to meet stringent requirements regarding the handling of personal data. The GDPR also imposes some limitations on international transfers of personal data. The GDPR imposes substantial obligations and risk upon our business and provides for significant penalties in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of a company group’s annual global turnover, whichever is higher. Further, following the exit of the U.K. from the European Union, it remains unclear how the U.K. Data Protection Act, which implemented the GDPR in the U.K., and other U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. We have incurred substantial expense in complying with new data protection legal frameworks and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our net revenue and our business overall. Additionally, because these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries where we conduct activities. Anti-corruption and anti-bribery laws have been interpreted broadly and enforced aggressively in recent years, and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we increase our international sales and business, our risks under these laws may increase.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. For example, we have worked to improve the controls around our key accounting processes and our quarterly close process, we have implemented a number of new systems to supplement our core enterprise resource planning system as part of our control environment, and we have hired additional accounting and finance personnel to help us implement these processes and controls.
Furthermore, in 2019, we identified a material weakness in our internal control over financial reporting relating to the reconciliation of certain customer-related settlement bank accounts. While management deems this material weakness remediated as of the date of the filing of this Form 10-K, and no further material weaknesses in our disclosure controls or controls over financial reporting were identified in 2021, we could identify additional material weaknesses in the future.
To maintain and improve the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.
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
We are in the early stages of the costly and challenging process of compiling the system and documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market, or Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. In addition, as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following the filing of this Annual Report on Form 10-K or the date we are no longer an emerging growth company. If our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our results of operations.
A change in accounting standards or practices may have a significant effect on our results of operations or financial condition and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or practices may adversely affect our reported results of operations or the way we conduct our business.
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
We have not collected sales, value added or similar indirect taxes in most jurisdictions in which we have sales. One or more jurisdictions may seek to impose incremental or new sales, value added or other indirect tax collection obligations on us. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state.

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
The rules dealing with taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Department of the Treasury, and state, local and non-U.S. tax authorities. For example, the current administration has proposed numerous modifications to key provisions of the existing U.S. corporate income tax regime, including increased corporate tax rates (which may have retroactive application), promotion of a global minimum tax, and other changes that address taxes on profits from intangible assets and activities of foreign subsidiaries. Further, the Organization for Economic Co-operation and Development has proposed, and over 130 countries have agreed to back, a new global minimum tax rate that would apply regardless of the location of a company’s headquarters. Although it is uncertain if some or all of these proposals will be enacted and applicable to us, they could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, potentially negatively affecting our business, results of operations, and financial condition. As we grow internationally, we may also be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax rules, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, potentially adversely affecting our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could adversely affect us and our results of operations.
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
We have incurred substantial net operating losses, or NOLs, during our history. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on a company’s ability to utilize its NOLs to offset taxable income. We do not believe our existing NOLs are subject to limitation; however, if we have undergone previous ownership changes, or if we undergo an ownership change in the future, our ability to utilize NOLs could be limited by Section 382 of the Code and/or analogous provisions of applicable state tax law in states where we have incurred NOLs for state income tax purposes. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under these rules.
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

•changes to monetary policy, including the federal funds rate, set by the U.S. Federal Open Market Committee;
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
•changes in our board of directors, management, or key personnel;
•other events or factors, including those resulting from war (including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or general effect on the global economy), incidents of terrorism, pandemics (including the COVID-19 pandemic), or elections, or responses to these events; and
•sales of additional shares of our Class A common stock by us or our stockholders.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 68.0% of the voting power of our capital stock as of December 31, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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
Under the Jumpstart our Business Startups Act, or JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our Class A common stock to decline. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements, we are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.

In addition, as of December 31, 2021, we had 44,185,488 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class B common stock or Class A common stock, as well as 9,001,949 total shares of Class B or Class A common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline. Any additional grants of equity awards under our stock incentive plans will also increase share-based compensation expense and negatively affect our results of operations.
As of December 31, 2021, unrecognized compensation costs related to unvested RSUs and unvested outstanding stock options, excluding the CEO Long-Term Performance Award, were $136.1 million and $90.4 million, respectively. These costs are expected to be recognized over a weighted-average period of 3.0 years and 2.5 years, respectively.
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
As of December 31, 2021, the aggregate unrecognized compensation cost related to the CEO Long-Term Performance Award was $170.2 million, which is expected to be recognized over the remaining derived service period of 4.1 years.

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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. A significant natural disaster, such as an earthquake, fire, or flood, occurring at our headquarters, at one of our other facilities, or where a vendor is located, could adversely affect our business, results of operations, and financial condition. Further, if a natural disaster or man-made problem were to affect our vendors, this could adversely affect the ability of our Customers to use our Platform. In addition, natural disasters and acts of terrorism or war (including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or general effect on the global economy) could cause disruptions in our or our Customers’ businesses, national economies, or the world economy as a whole. Health concerns or political or governmental developments in countries where we or our Customers and vendors operate could result in economic, social, or labor instability and could have a material adverse effect on our business, results of operations, and financial condition.

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
In addition, computer malware, viruses, computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent generally and in our industry, have occurred on our Platform in the past, and may occur on our Platform in the future, including as retaliation against financial institutions for sanctions imposed against Russia as a result of the significant military action against Ukraine launched by Russia. Though it is difficult to determine fully what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, integrity, and availability of our products and technical infrastructure to the satisfaction of our Customers may harm our reputation and our ability to retain existing Customers and attract new Customers.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Oakland, California, where we currently lease approximately 63,284 square feet pursuant to a lease agreement that expires in 2026. We also lease and purchase service memberships to additional facilities in London and Manchester, United Kingdom as well as Melbourne, Australia.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we grow, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings
We are not currently a party to any legal proceedings that we believe to be material to our business or financial condition. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 4. Mine Safety
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock has traded on the Nasdaq Global Select Market under the symbol “MQ” since our initial public offering on June 9, 2021. Prior to that date, there was no public market for our common stock. There is no public trading market for our Class B common stock.
Stockholders
As of March 4, 2022, we had 63 holders of record of our Class A common stock and 93 holders of record of our Class B common stock. Because many of the shares of our Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by the record holders.
Dividend Policy
We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, any contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act.
The following stock performance graph compares the cumulative total return on our Class A common stock to the cumulative total returns of the Nasdaq Composite Index and the S&P Information Technology Index during each monthly period from June 9, 2021 (the date our Class A common stock began trading on the NASDAQ Global Select Market) through December 31, 2021. All values assume a $100 initial investment and reinvestment of dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of 7 Month Cumulative Total Return (Since Listing)
150
125
100
75
50
06/09/21
06/30/21
07/31/21
08/31/21
09/30/21
10/31/21
11/30/21
12/31/21
Marqeta, Inc.
Nasdaq Composite Index
S&P Information Technology Index

Company/Index (1)	06/09/21	06/30/21	07/31/21	08/31/21	09/30/21	10/31/21	11/30/21	12/31/21
Marqeta, Inc.	$100.00	$91.97	$87.91	$95.15	$72.48	$100.26	$64.42	$56.26
Nasdaq Composite Index	$100.00	$104.29	$105.53	$109.84	$104.05	$111.64	$112.01	$112.84
S&P Information Technology Index	$100.00	$105.62	$109.70	$113.61	$107.03	$115.78	$120.81	$124.90

(1) Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended December 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2021	3,500	$0.94	—	—
November 1 - November 30, 2021	15,376	$1.73	—	—
December 1 - December 31, 2021	909	$1.21	—	—
Total	19,785	$1.18	—	—
(1) Represents shares of unvested common stock previously issued upon early exercise of unvested stock options that were repurchased by us from former employees upon their termination in accordance with the terms of their stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.

Use of Proceeds
On June 11, 2021, we closed our initial public offering, or the IPO, of 52,272,727 shares of our Class A common stock at an offering price of $27.00 per share, including 6,818,181 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in aggregate net proceeds to us of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256154), which was declared effective by the SEC on June 8, 2021. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering.
We also used $10.9 million of the net proceeds from our IPO to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding restricted stock units in connection with the offering.
No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered.
There has been no material change in the planned use of the IPO proceeds as discussed in our final prospectus filed with the SEC on June 10, 2021, pursuant to Rule 424(b) of the Securities Act.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward Looking Statements,” our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part I, Item 1A.
A discussion regarding our liquidity, financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 is presented below. A discussion regarding our liquidity, financial condition and results of operations for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus dated June 8, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on June 10, 2021, which is hereby incorporated by reference.
Overview
Marqeta’s modern card issuing platform, or our Platform, empowers our customers, or our Customers - which include businesses like Affirm, Block, DoorDash, Instacart, and Klarna - to create customized payment cards that provide innovative payment experiences for their customers, shoppers, and end users. Before the rise of modern card issuing, creating cards was slow, complex, and subject to mistakes. Marqeta helps solve these problems. Our Platform, powered by open APIs, enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases that are either the core of, or in support of, their core business.
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
Initial Public Offering
In June 2021, we completed our initial public offering, or the IPO, in which we issued and sold an aggregate of 52,272,727 shares of newly authorized Class A common stock, which included 6,818,181 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $27.00 per share. Our shares of Class A common stock began trading on the Nasdaq Global Select Market, or Nasdaq, on June 9, 2021. We received aggregate net proceeds of $1.3 billion from the IPO less underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million. Immediately prior to the completion of the IPO, we filed our Amended and Restated Certificate of Incorporation which authorized a total of 1,500,000,000 shares of Class A common stock, 600,000,000 shares of Class B common stock, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Class B common stock and all shares of redeemable convertible preferred stock then outstanding were converted into 351,844,340 shares of common stock on a one-for-one basis and then reclassified into Class B common stock. Warrants exercisable for 2,569,528 shares of common stock were converted to an equivalent number of shares of warrants exercisable for Class B common stock and 203,610 shares of warrants exercisable for convertible preferred stock were converted to an equivalent number of warrants exercisable for shares of Class B common stock.

Key Factors Affecting Our Performance
We believe Marqeta’s growth, future success, and performance are dependent upon a number of factors, including those listed below. While these factors present significant opportunities for us, they also represent challenges we must successfully address to grow the adoption and use of the Marqeta Platform and improve our results of operations.
Our growth is aligned with our Customers’ growth. We believe our growth, future success, and performance is closely aligned with that of our Customers. We employ a usage-based model, based on processing volume, and derive the majority of our revenue from Interchange Fees generated by card transactions through our Platform. As our Customers’ processing volumes grow, they may earn an increased percentage of Revenue Share. Sharing an increased percentage of Interchange Fees with our Customers aligns our interests with our Customers’ growth and builds deeper Customer relationships.
Revenue model. We derive the majority of our revenue from Interchange Fees generated by processing payment transactions through our Platform. Interchange Fees are established by the Card Networks and the total Interchange Fees we collect are dependent on various factors including processing volume, merchant category code, transaction size, and other transaction attributes. For Customers under certain contracts, their percentage of Revenue Share increases as their respective processing volumes increase. Our gross margin percentage may decrease as a result of this dynamic. However, we remain strategically focused on growing incremental gross profit dollars and have the ability to partially offset margin declines with better pricing that we achieve with Issuing Banks and Card Networks. Changes in transaction mix, such as the proportion of signature debit versus PIN debit transactions and consumer versus commercial debit cards that make up our TPV, and changes in TPV as a result of the COVID-19 pandemic, could result in fluctuations to our net revenue. Further, certain Customers’ processing volumes are subject to seasonal fluctuations that could cause varied net revenue results across the quarters.
Ecosystem of key vendor partners. We partner with Card Networks who oversee their global payment networks, through which debit, credit, and prepaid card payments are authorized, processed, and settled. We incur fees charged by the Card Networks to route our Customers’ transactions within the payments ecosystem. These fees are reflected in our costs of revenue. Given our ability to direct processing volume to specific Card Networks, we are able to negotiate certain incentive rebates that effectively reduce the overall network fees. With the scale of the transactions we process on behalf of our Customers, we believe we can continue to negotiate favorable incentive rebates. However, if these fees increase, our gross margins will decrease.
We partner with Issuing Banks to facilitate the issuance of payment cards to our Customers and to sponsor our Customers’ card programs on Card Networks because we do not have regulatory authority to perform these activities ourselves. We pay volume-based and transaction-based fees to the Issuing Banks. The fees are typically structured based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline. These fees are reflected in our costs of revenue.
Continued investment in our Platform. We make significant investments in both new product development and platform enhancements. Further, we will continue to invest in operational support to maintain service levels expected by our Customers. We believe these investments in product development and operational efficiency will lead to long-term growth and profitability.

Impact of COVID-19
The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. While the rate of vaccinations continues to improve, the emergence of, and response to new variants has shown that the COVID-19 virus continues to be a public health concern worldwide.
In response to the COVID-19 pandemic, we implemented measures to focus on employee safety and Customer support, while at the same time seeking to mitigate any negative impact on our financial position and operations. We implemented remote working capabilities for our entire company and, to date, there has been minimal disruption to our operations.
We believe the COVID-19 pandemic intensified the consumer need for virtual and contactless forms of payments, the need for greater flexibility with purchases, and for easy online financing options. Many of the providers of these services are our Customers and they are experiencing accelerated adoption of technologies that enable such payment experiences. However, we experienced a slowdown of on-demand delivery processing volume in the second half of 2021, likely due to the reopening that occurred in the United States.
Further, in March 2021, the American Rescue Plan, among other things, provided individuals affected by the COVID-19 pandemic with cash stimulus payments. While we cannot reasonably estimate the actual effect on our TPV, and net revenue, we believe these stimulus payments contributed to the increase in our TPV and net revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020.
The Card Networks publish changes to interchange rates in April and October of each year. Visa and Mastercard postponed nearly all of their interchange rate updates for April and October 2020, and in March 2021 again announced further postponements in interchange rate changes through April 2022 as a result of COVID-19’s impact on the U.S. economy. The Interchange Fees we earn are affected by multiple factors including changes to the published interchange rates, the size of the individual transaction, and the mix of transactions between signature-based and PIN-based consumer card and commercial card product types, and merchant categories, and Card Network-negotiated merchant rates. Although the Card Networks have announced some expected interchange rate changes for April 2022, it is uncertain if more changes will be implemented after lifting the current postponements. Additionally, in the normal course of updating interchange rates, the Card Networks continually assess the influence of improved payments technology, industry trends, and the ongoing need to maintain balance of the payments ecosystem. All these factors combined can affect how future changes in interchange rates will impact our net revenue.
There remains uncertainty about the pace of economic recovery, including uncertainty related to the labor market, inflation and fiscal and monetary policy responses from the federal government. Businesses continue to face difficulty in hiring and meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays that first occurred due to the initial COVID-19 outbreak.
It is uncertain how the COVID-19 pandemic will evolve and what effect the lifting of pandemic-related restrictions, and the levels of infection, will have on our processing volumes, and on our future results of operations. While our business has not been adversely affected by the COVID-19 pandemic to date, we continue to monitor the situation and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our Customers, vendors, and employees.

Key Operating Metric and Financial Measures
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

	Year Ended December 31,
	2021	2020	2019
Total Processing Volume (TPV) (in millions)	$111,133	$60,075	$21,674

Net revenue (in thousands)	$517,175	$290,292	$143,267
Gross profit (in thousands)	$231,705	$117,907	$60,453
Gross margin	45%	41%	42%
Net loss (in thousands)	$(163,929)	$(47,695)	$(58,200)
Net loss margin	(32)%	(16)%	(41)%

Adjusted EBITDA (in thousands)	$(12,767)	$(15,378)	$(34,026)
Adjusted EBITDA margin	(2)%	(5)%	(24)%
Total Processing Volume (TPV) - TPV represents the total dollar amount of payments processed through our Platform, net of returns and chargebacks. We believe that TPV is a key indicator of the market adoption of our Platform, growth of our brand, growth of our Customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; legal, financial, and tax due diligence costs related to potential acquisitions; income tax expense (benefit); and other expense (income) net, which consists of changes in the fair value of redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO), realized foreign currency gains and losses, interest income from our marketable securities, impairment of equity method investments or other financial instruments, and interest expense from a bank loan. We believe that adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize adjusted EBITDA as a performance measure used to calculate payments under our annual employee bonus plans. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA.
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
Platform services revenue, net. Platform services revenue includes Interchange Fees, net of Revenue Share, and other service-level payments to Customers. Platform services revenue also includes processing and other fees. Interchange Fees are earned on card transactions we process for our Customers and are based on a percentage of the transaction amount plus a fixed amount per transaction. Interchange Fees are recognized when the associated transactions are settled.
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
Costs of Revenue
Costs of revenue consist of Card Network costs, Issuing Bank costs, and card fulfillment costs. Card Network costs are equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank costs compensate our Issuing Banks for issuing cards to our Customers and sponsoring our card programs with the Card Networks and are equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
We have separate marketing and incentive arrangements with Card Networks that provide us with monetary incentives for establishing Customer card programs with, and routing volume through, the respective Card Network. The amount of the incentives is determined based on a percentage of the processing volume or the number of transaction routed over the Card Network. We record these incentives as a reduction of Card Network fees included in costs of revenue. Generally, as processing volumes increase we earn a higher rate of monetary incentives from these arrangements, subject to attaining certain volume thresholds during a six-month or annual measurement period. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Additionally, unusual fluctuations in Card Network fees can occur in the quarter in which volume thresholds are attained as higher incentive rates are applied to volumes over the entire measurement periods, which can span six or twelve months.
Operating Expenses
Compensation and Benefits. Compensation and benefits consist primarily of salaries, employee benefits, incentive compensation, contractors’ cost and share-based compensation.
Professional Services. Professional services consist primarily of consulting, legal, and recruiting fees.
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
We expect our operating expenses to increase in absolute dollars as our business grows. We also expect to continue to incur increased expenses to operate as a public company including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, including regarding internal control over financial reporting under Section 404 of the Sarbanes Oxley Act.
Other Income (Expense), net
Other income (expense), net consists primarily of changes in the fair value of the redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO), realized foreign currency gains and losses, equity method investment share of loss, and interest income from our marketable securities.
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes and U.K. income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Net revenue	$517,175	$290,292	$143,267
Costs of revenue	285,470	172,385	82,814
Gross profit	231,705	117,907	60,453
Operating expenses:
Compensation and benefits	318,116	129,802	88,309
Professional services	18,443	7,188	7,157
Technology	33,637	13,239	7,796
Occupancy	4,181	4,337	3,777
Depreciation and amortization	3,534	3,498	3,080
Marketing and advertising	2,284	1,670	2,080
Other operating expenses	13,516	5,260	7,117
Total operating expenses	393,711	164,994	119,316
Loss from operations	(162,006)	(47,087)	(58,863)
Other income (expense), net	(2,563)	(521)	698
Loss before income tax expense	(164,569)	(47,608)	(58,165)
Income tax expense (benefit)	(640)	87	35
Net loss	$(163,929)	$(47,695)	$(58,200)

Comparison of the Fiscal Years Ended December 31, 2021 and 2020
Net Revenue

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Net revenue:
Total platform services, net	$502,296	$283,305	$218,991	77%
Other services	14,879	6,987	7,892	113%
Total net revenue	$517,175	$290,292	$226,883	78%

Total Processing Volume (TPV) (in millions)	$111,133	$60,075	$51,058	85%
Total net revenue increased by $226.9 million, or 78%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, of which increase $152.6 million was attributable to Block. The increase in net revenue was primarily driven by an 85% increase in TPV, partially offset by a decreased average interchange rate earned on transactions processed and by a 2% increase in Revenue Share payments attributable to increased average Revenue Share rates, compared to the same period in 2020. Interchange rates may vary due to changes in rates published by the Card Networks as well as the mix of transaction types, average transaction size, merchant classifications, and consumer versus commercial card classifications. Revenue Share rates may vary due to customers’ earning an increased percentage of Revenue Share as they increase processing volumes on our Platform. Sharing an increased percentage of Interchange Fees with our Customers aligns our interests with our Customers’ growth and builds deeper customer relationships.
The increase in TPV was mainly driven by increases in processing volume from our digital banking and BNPL Customers. TPV for our top five Customers, measured by TPV in each respective period, grew by 70% for the year ended December 31, 2021 compared to the year ended December 31, 2020, while TPV from all other Customers, as a group, grew 230% for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Costs of Revenue and Gross Margin

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Costs of revenue:
Card Network fees, net	$244,387	$145,617	$98,770	68%
Issuing Bank fees	27,282	19,785	7,497	38%
Other	13,801	6,983	6,818	98%
Total costs of revenue	$285,470	$172,385	$113,085	66%

Gross profit	$231,705	$117,907	$113,798	97%
Gross margin	45%	41%
Costs of revenue increased by $113.1 million, or 66%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to increased Card Network fees as the result of the 85% increase in TPV and 70% increase in the number of corresponding transactions.
Network fees increased $98.8 million, or 68% in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was due to a 85% increase in TPV, partially offset by the effect of $14.8 million of additional Card Network incentives resulting from reaching specified volume tiers and other discounts during the year ended December 31, 2021. The higher volume tiers were not reached in the year ended December 31, 2020. Certain of our network incentive arrangements have 6-month or annual measurement periods that do not correspond to our fiscal year and we can earn additional rates of incentives when specified volume tiers are met. As such, additional incentives can be earned on volume processed in a prior fiscal year and multiple incentive tiers can be met in the same fiscal year.

Issuing Bank fees increased $7.5 million, or 38%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was lower than the percentage of increase in TPV as a result of volume tiers being met at Sutton Bank, and reduced Issuing Bank fees for certain of our processing volume, as a result of amending our contract with Sutton Bank. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $113.8 million, or 97%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Our gross margin increased to 45% during the year ended December 31, 2021 - including the benefit of the monetary incentives mentioned above - from 41% during the year ended December 31, 2020.
Operating Expenses

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$175,456	$101,591	$73,865	73%
Share-based compensation	142,660	28,211	114,449	406%
Total compensation and benefits	318,116	129,802	188,314	145%
Percentage of net revenue	62%	45%
Professional services	18,443	7,188	11,255	157%
Percentage of net revenue	4%	2%
Technology	33,637	13,239	20,398	154%
Percentage of net revenue	7%	5%
Occupancy	4,181	4,337	(156)	(4)%
Percentage of net revenue	1%	1%
Depreciation and amortization	3,534	3,498	36	1%
Percentage of net revenue	1%	1%
Marketing and advertising	2,284	1,670	$614	37%
Percentage of net revenue	—%	1%
Other operating expenses	13,516	5,260	8,256	157%
Percentage of net revenue	3%	2%
Total operating expenses	$393,711	$164,994	$228,717
Compensation and benefits expenses increased by $188.3 million, or 145%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Salaries, bonus, benefits, and payroll taxes increased by $73.9 million predominately due to a $46.2 million increase in salaries due to the 47% increase in the average full time employees from 427 in the year ended December 31, 2020 to 629 in the year ended December 31, 2021, a $18.7 million increase in bonus expense, and a $8.9 million increase in contractors’ costs, due to the 162% increase in the average number of contractors from 27 in the year ended December 31, 2020 to 70 in the year ended December 31, 2021. Additionally, bonus expense increased $18.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the increase in full time employees, the broadening of our corporate bonus plan to cover more employees, and higher bonus payout for the year ended December 31, 2021. We expect rates of compensation to increase in the future in part due the labor market shortage that is currently prevalent in the U.S. economy and increases in rates of inflation observed in 2021.
Compensation and benefits expenses also increased in the year ended December 31, 2021 compared to the year ended December 31, 2020 due to a $114.4 million increase in share-based compensation expense, mainly because of the increase in our employees base and the CEO Long-Term Performance Award as detailed in the table below:

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Share-based compensation
Restricted stock units (1)	$59,652	$—	$59,652	n/m
Stock options	31,231	10,895	20,336	187%
CEO Long-Term Performance Award	38,189	—	38,189	n/m
Employee Stock Purchase Plan	1,946	—	1,946	n/m
Secondary sales of common stock	11,642	17,316	(5,674)	(33)%
Total share-based compensation	$142,660	$28,211	$114,449	406%
n/m = not meaningful
(1) Includes $23.1 million of expense recognized for cumulative prior service as of the IPO completion date for RSUs with both a service and liquidity vesting condition.
Professional services expenses increased by $11.3 million, or 157%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due to a $9.5 million increase in accounting, consulting, and legal fees, and a $1.8 million increase in recruiting fees.
Technology expenses increased by $20.4 million, or 154%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due to a $12.7 million increase in third-party hosting costs to support our continued growth and increase in TPV, increasing the resiliency of our Platform and continued migration to the cloud from third-party data centers, and a $7.6 million increase in software licensing costs as we continue implementing new systems and tools and increasing the number of licenses for existing systems.
Occupancy expense decreased by $0.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of a lease cost credit received due to the reduced use of our office space during shelter-in-place orders. As most of our employees and service providers continue to work remotely, we will continue to evaluate the need for additional office space.
Depreciation and amortization remained consistent for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Marketing and advertising expenses increased by $0.6 million, or 37%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily related to conferences, trade shows, and brand awareness investments to further grow our Customer base.
Other operating expenses increased by $8.3 million, or 157%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of an increase in insurance costs of $4.9 million, an increase in various state and local non-income taxes of $1.3 million, and an increase in general office operating expenses of $2.1 million.
Other Income (Expense), Net

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Other income (expense), net	$(2,563)	$(521)	$(2,042)	392%
Percentage of net revenue	—%	—%
Other income (expense), net decreased by $2.0 million, or 392%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a $1.0 million increase in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant liabilities, a $0.7 million decrease in interest income from our marketable securities portfolio, and $0.3 million increase in realized foreign currency exchange loss. The redeemable convertible preferred stock warrants were exercised during 2021 and therefore we do not expect to record additional changes in the fair value of these warrants.
Customer Concentration
We generated 69% and 70% of our net revenue from our largest Customer, Block, during the years ended December 31, 2021 and 2020, respectively.

Quarterly Results of Operations

The following tables set forth selected unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended December 31, 2021. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. In the fourth quarter of 2021, we reclassified contractor costs from professional services to compensation and benefits and all statements of operations below have been adjusted to conform to this new presentation. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this prospectus. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
	(in thousands)
Net revenue	$155,414	$131,512	$122,266	$107,983	$88,196	$84,307	$69,402	$48,389
Costs of revenue	79,615	72,438	75,291	58,126	51,750	49,024	41,785	29,826
Gross profit	75,799	59,074	46,975	49,857	36,446	35,283	27,617	18,563
Operating expenses:
Compensation and benefits	88,995	84,462	97,755	46,904	38,964	38,816	26,449	25,574
Professional services	5,712	4,704	3,831	4,196	1,955	1,547	1,931	1,753
Technology	11,143	9,299	7,569	5,626	4,708	3,432	2,660	2,439
Occupancy	1,097	1,091	907	1,086	1,070	1,100	1,080	1,087
Depreciation and amortization	967	786	874	907	890	901	850	857
Marketing and advertising	804	490	495	495	618	371	343	338
Other operating expenses	4,811	3,880	3,530	1,295	1,346	1,287	1,101	1,526
Total operating expenses	113,529	104,712	114,961	60,509	49,551	47,454	34,414	33,574
Loss from operations	(37,730)	(45,638)	(67,986)	(10,652)	(13,105)	(12,171)	(6,797)	(15,011)
Other income (expense), net	142	(57)	(481)	(2,167)	(638)	(83)	(295)	495
Loss before income tax expense	(37,588)	(45,695)	(68,467)	(12,819)	(13,743)	(12,254)	(7,092)	(14,516)
Income tax expense (benefit)	(781)	35	87	19	17	43	15	12
Net loss	$(36,807)	$(45,730)	$(68,554)	$(12,838)	$(13,760)	$(12,297)	$(7,107)	$(14,528)

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
A reconciliation of net loss to adjusted EBITDA for the periods presented is as follows:

	Year Ended December 31,
	2021	2020	2019
(dollars in thousands)
Net revenue	$517,175	$290,292	$143,267
Net loss	$(163,929)	$(47,695)	$(58,200)
Net loss margin	(32)%	(16)%	(41)%

Net loss	$(163,929)	$(47,695)	$(58,200)
Depreciation and amortization expense	3,534	3,498	3,080
Share-based compensation expense	142,660	28,211	21,757
Payroll tax expense related to share-based compensation	1,956	—	—
Due diligence costs related to potential acquisitions	1,089	—	—
Other expense (income), net	2,563	521	(698)
Income tax expense (benefit)	(640)	87	35
Adjusted EBITDA	$(12,767)	$(15,378)	$(34,026)
Adjusted EBITDA Margin	(2)%	(5)%	(24)%

Liquidity and Capital Resources
Since our inception through June 30, 2021, we financed our operations primarily through sales of equity securities and payments received from our Customers. In June 2021, we completed our IPO and we received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million.
At December 31, 2021, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling $1.7 billion, with such amounts held for working capital purposes. At December 31, 2021, our cash equivalents and marketable securities were comprised primarily of money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
We believe our existing cash and cash equivalents, and our marketable securities will be sufficient to meet our working capital and capital expenditure needs for more than the next 12 months. Our future capital requirements will depend on many factors, including our planned continuing investment in product development, platform infrastructure, and global expansion. We will use our cash for a variety of needs, including for ongoing investments in our business, potential strategic acquisitions, capital expenditures and investment in our infrastructure, including our non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
At December 31, 2021, we had $7.8 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our Customers' funds are not deposited at the Issuing Bank in time to settle our Customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$56,972	$50,273	$(15,428)
Net cash used in investing activities	(329,121)	(57,562)	(100,318)
Net cash provided by financing activities	1,299,297	167,378	139,049
Net increase in cash, cash equivalents, and restricted cash	$1,027,148	$160,089	$23,303
Operating Activities
Our largest source of cash provided by our operating activities is our net revenue. Our primary uses of cash in our operating activities are for Card Network and Issuing Bank fees, and employee-related compensation. The timing of settlement of certain operating liabilities, including Revenue Share payments and bonus payments, can affect the amounts reported as net cash provided by operating activities on the consolidated statement of cash flows.
Net cash provided by operating activities increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the net impact of increases in net revenue and related cash collections and cash paid for costs of revenues and operating expenses, the majority of it related to employees compensation.

Investing Activities
Net cash provided by investing activities consists primarily of maturities of our investments in marketable securities. Net cash used in investing activities consists primarily of purchases of marketable securities, purchases of property and equipment, and equity method investments.
Net cash used in investing activities increased for the year ended December 31, 2021 compared to the same period in December 31, 2020 primarily due to the increase in purchases of marketable securities, an equity method investment, and a purchase call option to acquire the remaining interest in the equity method investee, partially offset by the increase in maturities of marketable securities.

Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the sale of our equity securities. Net cash used in financing activities consists primarily of net payments related to tax withholdings for RSU settlements and payments of offering costs related to the IPO.
Net cash provided by financing activities increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the proceeds received from our IPO, net of underwriters’ commission and discounts, partially offset by the decrease in proceeds from the issuance of redeemable convertible preferred stock, and the payments made to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs.

Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and other non-cancellable purchase commitments. For additional information about our operating leases, see Note 7 to our Consolidated Financial Statements “Commitments and Contingencies — Operating Leases.”
In connection with our corporate headquarters lease, we are required to provide the landlord a letter of credit in the amount of $1.5 million. We have secured this letter of credit by depositing $1.5 million with the issuing financial institution. This deposit is classified as restricted cash in the consolidated balance sheets.
As of December 31, 2021, we had non-cancellable purchase commitments with certain service providers and Issuing Banks of $263.8 million, payable over the next 5 years. These purchase obligations include $255.0 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies, discussed in Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies,” the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Under the JOBS Act, “an emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period. As a result of this election, our timeline to comply with these standards will in many cases be delayed as compared to other public companies that are not eligible to take advantage of this election or have not made this election. Therefore, our financial statements may not be comparable to those of companies that comply with the public company effective dates for these standards.
Revenue Recognition
We adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, effective as of January 1, 2019. We recognize revenue from contracts with Customers using the five-step method described in Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies.” We generate revenue from providing Platform services, which includes Interchange Fees and processing fees, and other services, which includes card fulfillment revenue, to our Customers.

Our contracts with Customers typically include two performance obligations: (i) providing access to our payment processing Platform and (ii) providing card fulfillment services. Certain Customer contracts require us to allocate the transaction price of the contract based on the relative stand-alone selling price of the performance obligations which are estimated using an analysis of our historical contract pricing and costs incurred to fulfill services.
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
For certain revenue contracts, we estimate variable consideration and material rights to record each period. This requires that we estimate the expected processing volume over the term of the contract, including any additional extension of the term associated with a material right. These estimates are predominantly derived by analysis of historical trends and are updated on a quarterly basis. Changes made to these assumptions during the year ended December 31, 2021 did not have a material impact to the net revenue recorded during the year ended December 31, 2021.
Share-Based Compensation
We measure compensation expense for all share-based payment awards, including stock options and RSUs, granted to employees, directors, and other service providers, based on the estimated fair value of the awards on the date of grant. Prior to our IPO, the most significant input in determining the fair value of a stock option and RSUs was the estimated fair value of our common stock. Additionally, prior to our IPO, the determination of whether to recognize share-based compensation expense related to secondary sales of common stock by employees or former employees required a significant judgment.
Our methods to estimate the fair value of our common stock and to determine share-based compensation expense related to secondary sales of common stock prior to the completion of the IPO are discussed below.
Fair Value of Common Stock: Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) contemporaneous independent third-party valuations of our common stock; (ii) observed secondary sales of our common stock; (iii) rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock; (iv) our actual operating and financial performance; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions; and (vii) precedent transactions involving our capital stock.
Subsequent to our IPO, we use the closing share price of our Class A common stock, which is traded on Nasdaq, on the grant date to measure share-based compensation.

Secondary Sales of Common Stock. During the years ended December 31, 2021, 2020 and 2019, and in all cases, prior to our IPO, certain stockholders acquired outstanding common stock from current or former employees for a purchase price greater than our estimated fair value of our common stock at the time of the respective transaction. The determination of whether the excess of purchase price over the estimated fair value represented share-based compensation was highly judgmental. We determined whether secondary sales of common stock by then current or former employees resulted in share-based compensation expense by evaluating the extent of our involvement in secondary sale transactions, whether the purchaser of the shares was an existing or new stockholder, and the extent the sale price per share exceeded our estimated fair value per share. For such transactions, we recorded share-based compensation expense as measured as the difference between the aggregate price paid by the stockholder and our estimated aggregate fair value on the date of the transaction, and recorded $11.6 million, $17.3 million and $14.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. Such amounts were recorded in compensation and benefits expense on the consolidated statements of operations.
After our IPO, we have not, and no longer expect to, record share-based compensation expense related to secondary sales of our common stock.
Recent Accounting Pronouncements
See Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies—Adoptions of New Accounting Standards” and “Summary of Significant Accounting Policies—New Accounting Standards Not Yet Adopted” for additional information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States, the United Kingdom, Australia, and Singapore, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities totaling $1.7 billion as of December 31, 2021. Such amounts included cash deposits, money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our marketable securities as “available-for-sale” and have not yet adopted ASU 2016-13 (See Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies—New Accounting Standards Not Yet Adopted” for additional information), no gains or losses are recognized in the consolidated statement of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We have the ability to hold all marketable securities until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
Foreign Currency Exchange Risk
Most of our sales and expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of December 31, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
MARQETA, INC.
FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marqeta, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marqeta, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Redwood City, California
March 11, 2022

Marqeta, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,247,581	$220,433
Restricted cash	7,800	7,800
Marketable securities	452,875	149,903
Accounts receivable, net	13,187	8,420
Settlements receivable, net	11,266	12,867
Network incentives receivable	30,399	20,022
Prepaid expenses and other current assets	35,617	11,461
Total current assets	1,798,725	430,906
Property and equipment, net	9,687	9,477
Operating lease right-of-use assets, net	11,296	13,411
Equity method investment	8,384	—
Other assets	2,286	3,886
Total assets	$1,830,378	$457,680
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,693	$2,362
Revenue share payable	121,179	78,191
Accrued expenses and other current liabilities	114,096	60,545
Total current liabilities	237,968	141,098
Redeemable convertible preferred stock warrant liabilities	—	2,517
Operating lease liabilities, net of current portion	12,427	15,449
Other liabilities	6,557	10,452
Total liabilities	256,952	169,516
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; zero and 352,047,950 shares authorized; zero and 351,844,340 shares issued and outstanding; aggregate liquidation preference of zero and $552,868 as of December 31, 2021 and December 31, 2020, respectively	—	501,881
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 100,000,000 and zero shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and zero Class A shares authorized, 421,792,153 and zero shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively. 600,000,000 and 545,000,000 Class B shares authorized, 119,591,365 and 130,312,838 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	54	13
Additional paid-in capital	1,993,055	39,769
Accumulated other comprehensive income (loss)	(2,230)	25
Accumulated deficit	(417,453)	(253,524)
Total stockholders’ equity (deficit)	1,573,426	(213,717)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,830,378	$457,680
See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$517,175	$290,292	$143,267
Costs of revenue	285,470	172,385	82,814
Gross profit	231,705	117,907	60,453
Operating expenses:
Compensation and benefits	318,116	129,802	88,309
Professional services	18,443	7,188	7,157
Technology	33,637	13,239	7,796
Occupancy	4,181	4,337	3,777
Depreciation and amortization	3,534	3,498	3,080
Marketing and advertising	2,284	1,670	2,080
Other operating expenses	13,516	5,260	7,117
Total operating expenses	393,711	164,994	119,316
Loss from operations	(162,006)	(47,087)	(58,863)
Other income (expense), net	(2,563)	(521)	698
Loss before income tax expense	(164,569)	(47,608)	(58,165)
Income tax expense (benefit)	(640)	87	35
Net loss	$(163,929)	$(47,695)	$(58,200)
Deemed dividend to redeemable convertible preferred stockholders	—	—	(64,149)
Net loss attributable to common stockholders	$(163,929)	$(47,695)	$(122,349)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	$(14)	$(64)	$(22)
Change in unrealized gain (loss) on marketable securities	(2,241)	43	69
Net other comprehensive income (loss)	(2,255)	(21)	47
Comprehensive loss	$(166,184)	$(47,716)	$(58,153)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.39)	$(1.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	362,756,466	122,932,556	113,851,714

See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	287,216,434	$114,842	121,411,803	$12	$2,870	$(1)	$(87,788)	$(84,907)
Issuance of Series E redeemable convertible preferred stock at $3.89 per share, net of issuance costs of $7,010	38,552,483	142,990	—	—	—	—	—	—
Exchange of common stock for Series E redeemable convertible preferred stock	11,074,661	13,767	(11,074,661)	—	(13,767)	—	—	(13,767)
Deemed dividend upon the exchange of Series A and Series C redeemable convertible preferred stock for Series E redeemable convertible preferred stock	—	64,149	—	—	(4,308)	—	(59,841)	(64,149)
Issuance of common stock upon exercise of vested options	—	—	7,767,038	—	515	—	—	515
Issuance of common stock upon early exercise of unvested options	—	—	762,440	—		—	—	—
Repurchase of early exercised stock options	—	—	(436,589)	—		—	—	—
Vesting of early exercised stock options	—	—	—	—	298	—	—	298
Share-based compensation expense	—	—	—	—	21,757	—	—	21,757
Change in other comprehensive income (loss)	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(58,200)	(58,200)
Balance as of December 31, 2019	336,843,578	$335,748	118,430,031	$12	$7,365	$46	$(205,829)	$(198,406)
Issuance of Series E-1 redeemable convertible preferred stock at $8.34 per share, net of issuance costs of $8,058	20,989,756	166,942	—	—	—	—	—	—
Conversion of Series A and Series C redeemable convertible preferred stock to common stock	(5,988,994)	(809)	5,988,994	1	808	—	—	809
Issuance of common stock upon exercise of vested options	—	—	5,236,999	—	2,472	—	—	2,472
Issuance of common stock upon early exercise of unvested options	—	—	847,184	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(190,370)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	742	—	—	742
Vesting of common stock warrants	—	—	—	—	171	—	—	171
Share-based compensation expense	—	—	—	—	28,211	—	—	28,211
Change in other comprehensive income (loss)	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(47,695)	(47,695)
Balance as of December 31, 2020	351,844,340	501,881	130,312,838	13	39,769	25	(253,524)	(213,717)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	52,272,727	7	1,312,331	—	—	1,312,338
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(351,844,340)	(501,881)	351,844,340	34	501,847	—	—	501,881
Reclassification of redeemable convertible preferred stock warrant liabilities to common stock and additional paid-in capital upon initial public offering	—	—	—	—	5,438	—	—	5,438
Issuance of common stock upon exercise of options	—	—	4,277,344	—	4,969	—	—	4,969
Issuance of common stock under employee stock purchase plan	—	—	153,905	—	3,201	—	—	3,201
Repurchase of early exercised stock options	—	—	(85,870)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	1,736,212	—	(23,552)	—	—	(23,552)
Issuance of common stock upon exercise of common stock warrants	—	—	872,022	—	60	—	—	60
Vesting of common stock warrants	—	—	—	—	6,332	—	—	6,332
Share-based compensation expense	—	—	—	—	142,660	—	—	142,660
Change in other comprehensive income (loss)	—	—	—	—	—	(2,255)	—	(2,255)
Net loss	—	—	—	—	—	—	(163,929)	(163,929)
Balance as of December 31, 2021	—	$—	541,383,518	$54	$1,993,055	$(2,230)	$(417,453)	$1,573,426
See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(163,929)	$(47,695)	$(58,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,534	3,498	3,080
Share-based compensation expense	142,660	28,211	21,757
Non-cash operating leases expense	2,115	2,029	1,487
Amortization of premium (accretion of discount) on marketable securities	1,162	543	(499)
Provision for doubtful accounts	173	39	370
Other	2,937	1,890	1,000
Changes in operating assets and liabilities:
Accounts receivable	(4,940)	(4,485)	(2,812)
Settlements receivable	1,601	(2,961)	(4,000)
Network incentives receivable	(10,377)	(9,400)	(8,248)
Prepaid expenses and other assets	(7,742)	(2,481)	(5,363)
Accounts payable	190	(839)	1,613
Revenue share payable	42,988	48,442	18,631
Accrued expenses and other liabilities	49,372	34,997	17,407
Operating lease liabilities	(2,772)	(1,515)	(1,651)
Net cash provided by (used in) operating activities	56,972	50,273	(15,428)
Cash flows from investing activities:
Purchases of property and equipment	(2,743)	(2,375)	(4,908)
Purchases of marketable securities	(455,266)	(216,200)	(528,300)
Sales of marketable securities	—	71,981	—
Maturities of marketable securities	148,888	89,032	433,640
Purchase of equity method investment and purchase option	(20,000)	—	(750)
Net cash used in investing activities	(329,121)	(57,562)	(100,318)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discounts and commissions	1,319,809	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	166,942	142,990
Payment of bank loan and related fees	—	—	(5,005)
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	4,539	3,144	1,064
Proceeds from exercise of warrants	60	—	—
Proceeds from shares issued in connection with employee stock purchase plan	3,201	—	—
Taxes paid related to net share settlement of restricted stock units	(23,552)	—	—
Payment of deferred offering costs	(4,760)	(2,708)	—
Net cash provided by financing activities	1,299,297	167,378	139,049
Net increase in cash, cash equivalents, and restricted cash	1,027,148	160,089	23,303
Cash, cash equivalents, and restricted cash- Beginning of period	228,233	68,144	44,841
Cash, cash equivalents, and restricted cash - End of period	$1,255,381	$228,233	$68,144
See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,247,581	$220,433	$60,344
Restricted cash	7,800	7,800	7,800
Total cash, cash equivalents, and restricted cash	$1,255,381	$228,233	$68,144
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$317
Cash paid for income taxes	$201	$109	$1
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$1,190	$159	$73
Deemed dividend upon the exchange for Series A and Series C redeemable convertible preferred stock for Series E redeemable convertible preferred stock	$—	$—	$64,149
Deferred offering costs not yet paid	$—	$426	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$809	$—
See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Notes to Consolidated Financial Statements
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
The Company provides all of its Customers issuer processor services and for most of its Customers it also acts as a card program manager. The Company primarily earns revenue from processing payment card transactions for its Customers.
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States, United Kingdom, and Australia, and a presence in Singapore.
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
Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation authorizing 1,500,000,000 shares of Class A common stock which entitles holders to one vote per share, 600,000,000 shares of Class B common stock which entitles holders to 10 votes per share, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Class B common stock and all redeemable convertible preferred stock then outstanding were converted into 351,844,340 shares of common stock on a one-for-one basis and reclassified into Class B common stock. In addition, 2,569,528 shares of common stock warrants were converted to an equivalent number of shares of Class B common stock warrants and 203,610 shares of convertible preferred stock warrants were converted to an equivalent number of shares of Class B common stock warrants.
Basis of Presentation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP). All intercompany balances and transactions have been eliminated in consolidation.
Certain prior period amounts reported in our consolidated financial statements and the related notes have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of the financial statements requires management to make estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions relate to the fair value of equity awards and warrants, share-based compensation, the estimation of variable consideration in contracts with Customers, the reserve for contract contingencies and processing errors, the fair value of equity method investments and a purchase call option to acquire the remaining interest in the equity method investee, the incremental borrowing rate used to determine operating lease liabilities, the useful lives of property and equipment, and the collectability of accounts receivable. Actual results could differ materially from these estimates.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the year ended December 31, 2021, the Company incurred a net loss of $163.9 million and had an accumulated deficit of $417.5 million as of December 31, 2021. The Company expects losses from operations to continue for the foreseeable future as it incurs costs and expenses related to creating new products for Customers, acquiring new Customers, developing its brand, expanding into new geographies and developing the existing Platform infrastructure. The Company believes that its cash and cash equivalents of $1.2 billion and marketable securities of $452.9 million as of December 31, 2021 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
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
2.    Summary of Significant Accounting Policies
Revenue Recognition
On January 1, 2019, the Company adopted Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers (Topic 606), using the full retrospective method.
Revenue is recognized when control of the promised goods or services is transferred to Customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The Company’s contracts with Customers typically include two performance obligations: 1) providing access to the Company's payment processing Platform and 2) providing card fulfillment services. Certain Customer contracts require the Company to allocate the transaction price of the contract based on the relative stand-alone selling price of the performance obligations which are estimated using an analysis of the Company’s historical contract pricing and costs incurred to fulfill its services.
The Company generates revenue from providing platform services and other services as described below.
Platform Services
The Company delivers an integrated payment processing Platform to its Customers. The Company’s primary performance obligation is to provide Customers continuous access to the Company’s Platform used to process all Customers’ transactions as needed. This obligation includes authorizing, settling, clearing and reconciling all transactions and managing the interactions with the Issuing Banks and Card Networks on behalf of its Customers. All these services are collectively considered a single performance obligation.
The Company’s Platform services revenue is primarily derived from Interchange Fees generated by Customer card transactions and other transaction fees collected from Customers. The Company accounts for these Interchange Fees as revenue earned from its customers because the Company controls the services before delivery to the Customer.
The Company’s Platform services revenue consists of a stand-ready service of distinct transaction processing services that are substantially the same, with the same pattern of transfer to Customers. As such, the stand-ready obligation is accounted for as a single performance obligation that is a series of distinct services whereby the variability of the transaction value is satisfied daily as the performance obligation is satisfied. The Company satisfies its performance obligation to provide Platform services over time as Customers have continuous access to the Company's Platform and the Company stands-ready to process Customer transactions throughout their term of access.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company recognizes revenue when the underlying transactions are complete, and its performance obligation is satisfied. Transactions are considered complete when the Company has authorized the transaction, validated that the transaction has no errors and accepted and posted the data to its records.
The Company allocates variable consideration to the distinct month in which the Platform services are delivered. When pricing terms are not consistent throughout the entire term of the contract, the Company estimates variable consideration in its Customer contracts primarily using the expected value method. The standard term of the Customer contracts is three years, with automatic renewal for successive one-year periods thereafter unless either party provides written notice of its intent not to renew. The Company develops estimates of variable consideration on the basis of both historical information and current trends and does not expect or anticipate significant reversal of revenue in the future periods.
As the Issuer Processor for its Customers, the Company is the principal in providing the services under its contracts with Customers. To deliver the services required by its Customers, the Company contracts with Card Networks for transaction routing, reporting, and settlement services and with Issuing Banks for card issuing, Card Network sponsorship, and regulatory compliance approval services. The Company controls these integrated services before delivery to its Customers; it is primarily responsible for the delivery of the services to Customers, and it has discretion in vendor selection. As such, the Company records fees paid to the Issuing Banks and Card Networks as costs of revenue. The Company's contracts with Customers include certain service level agreements which could require the Company to make payments to Customers if service levels are not met. Any service level payment is recorded as a reduction to net revenue in the consolidated statements of operations and comprehensive loss.
The Company does not capitalize costs to acquire contracts.
Revenue Share
The Company’s contracts with Customers typically include provisions under which the Company shares a portion of the Interchange Fees with its Customers, referred to as Revenue Share. Revenue Share payments are incentives to Customers to increase their processing volume on the Company’s Platform, and is computed as a percentage of the Interchange Fees earned or processing volume and is paid to Customers monthly.
The Company records Revenue Share as a reduction to net revenue in the consolidated statements of operations and comprehensive loss. The Company records the amount due to the Customer as Revenue Share payable on the consolidated balance sheets.
Other Services Revenue
The Company earns revenue from Customers through card fulfillment services. Card fulfillment fees are generally billed to Customers upon ordering card inventory and recognized as revenue when the ordered cards are shipped to the Customers. The Company offers certain Customers the option to purchase physical cards at a discount. The Company has concluded that the discount does not constitute a future material right because the discount is within a range typically offered to the class of customers. Therefore, the Company accounts for the discount as a reduction to revenue when the Company delivers the ordered cards to the Customers.
Deferred Revenue
Deferred revenue arises when Customers are billed for services in advance of the Company's revenue recognition. The Company's deferred revenue is primarily due to undelivered card fulfillment services and variable consideration from customer contracts where pricing terms are not consistent throughout the entire term of the contract, non-refundable upfront setup fees that are billed at contract inception, and card fulfillment services that are billed to customers in advance of the delivery of the ordered cards.
Arrangements that include rights to additional goods or services that are exercisable at a Customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the Customer and if so, they are considered performance obligations. This material right is valued by estimating the discount that will be redeemed by the Customer during the optional renewal period.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Reserve for Contract Contingencies and Processing Errors
Customer contracts generally contain service level agreements that can result in performance penalties payable by the Company when contractually required service levels are not met or can result in payments by the Company for processing errors. As such, the Company records a reserve for estimated performance penalties and processing errors. When providing for these reserves, the Company considers factors such as its history of incurring performance penalties and processing errors, actual contractual penalty charge rates in customer contracts, and known or estimated processing errors. These reserves are included in accrued expenses and other current liabilities on the consolidated balance sheets and the provision for contract contingencies and processing errors is included as a reduction to net revenue on the consolidated statements of operations and comprehensive loss.
Costs of Revenue
Costs of revenue consist of Card Network costs, Issuing Bank costs, and card fulfillment costs. Card Network costs are generally equal to a specified percentage of the processing volume or a fixed amount per transaction processed through the respective Card Network. The Company incurs Card Network costs directly from contractual arrangements with the Card Networks that are passed entirely through Issuing Banks, or directly from the Card Networks. The Company's contracts with Card Networks and Issuing Banks typically have terms ranging from three to five years which may be renewed in one-year to two-year increments as agreed by both parties. Issuing Bank costs compensate Issuing Banks for issuing cards to the Company’s Customers and sponsoring the Company’s card programs with the Card Networks and are generally equal to a specified percentage of the processing volume or a fixed amount per transaction, subject to monthly minimum amounts. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
The Company has marketing and incentive arrangements with Card Networks that provide the Company with monetary incentives based on a percentage of the volume processed over the respective Card Network. Uncollected incentives are included in network incentives receivable on the consolidated balance sheets. The Company records these incentives as a reduction of costs of revenue on the consolidated statements of operations and comprehensive loss.
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources and evaluating the Company's financial performance.
For the years ended December 31, 2021, 2020, and 2019, revenue outside of the United States, based on the billing address of the Customer, was not material.
As of December 31, 2021 and December 31, 2020, long-lived assets located outside of the United States were not material.
Foreign Currency
The functional currency of the Company’s foreign subsidiary is its respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within the consolidated balance sheets and the consolidated statements of redeemable convertible preferred stock and stockholders’ deficit. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of bank deposit accounts and investments in money market funds.
Restricted Cash
Restricted cash consists of a deposit with one of the Company’s Issuing Banks to provide the Issuing Bank collateral in the event that Customers’ funds are not deposited at the Issuing Bank in time to settle Customers’ transactions with the networks that provide the infrastructure for settlement and card payment information flows, or Card Networks. Restricted cash also includes cash used to secure a letter of credit for the Company’s lease of its office headquarters in Oakland, California.
Marketable Securities
The Company's marketable securities include U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. The Company's marketable securities are accounted for as securities available-for-sale and are classified within current assets in the consolidated balance sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity. The Company carries these marketable securities at fair value, and records any unrealized gain and loss, net of taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). The Company records any realized gains or losses on the sale of marketable securities in other income (expense), net in the consolidated statements of operations and comprehensive loss.
Management regularly reviews whether marketable securities are other-than-temporarily impaired. If any impairment is considered other-than-temporary, the Company writes down the investment to its then fair value and records the corresponding charge through other income (expense), net in the consolidated statements of operations and comprehensive loss.
Equity Investments and Purchase Options
The Company applies the equity method of accounting for investments in other entities when the Company exercises significant influence, but no control. Under the equity method, the Company’s records its share of each entity’s profit or loss in other income (expense), net in the consolidated statements of operations and comprehensive loss on a one quarter lag when the most recent financial information of the investee becomes available. The Company regularly reviews investments accounted for under the equity method for impairment. Investments in other entities not accounted for under the equity method of accounting, including options to purchase these entities, are accounted for at cost less impairment, if applicable. Additionally, the value of these investments may be adjusted to fair value resulting from observable transactions for identical or similar investments.
In 2021, the Company acquired a preferred equity interest in a private company that is accounted for under the equity method of accounting. Concurrent with this investment, the Company also acquired an option that gives the Company the right, but not the obligation, to purchase all of the remaining equity interests of the private company. The carrying amounts of the equity method investment and the option at December 31, 2021 were $8.4 million and $11.6 million, respectively.
The option is reflected within Prepaid expenses and other current assets in the consolidated balance sheets. The Company applies the measurement alternative and will continue to measure the option at cost, less any impairment. If an indicator of impairment exists or if the Company decides to not exercise its option, which expires on June 30, 2022, the Company will record an impairment charge accordingly.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not earn interest. The Company estimates an allowance for doubtful accounts receivable by making its best estimate of specific uncollectible accounts considering its historical accounts receivable collection experience and the information that management has about the current status of accounts receivable balances. As of December 31, 2021 and 2020, the allowance for doubtful accounts receivable was $0.2 million and $0.1 million, respectively.
Settlements Receivable
Settlements receivable represent Interchange Fees earned on Customers’ card transactions, net of pass through Card Network fees, and are due from Issuing Banks. Interchange Fees are typically received within one or two business days of the transaction date and are due from well-established Issuing Banks, mitigating the associated risk of collection. No valuation allowance has been established. The Company does not generate revenue from Issuing Banks.
Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. Upon the completion of the IPO in June 2021, the deferred offering costs were reclassified to stockholders’ equity (deficit) and recorded net against the proceeds from the IPO.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. The Company uses the straight-line method of depreciation and amortization. Estimated useful lives range from three to five years for purchased and internally developed software, computer equipment, and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term, excluding renewal periods, or the estimated useful life of the leasehold improvement.
Gains and losses realized on the sale or disposal of property and equipment are recognized or charged to other income (expense), net in the consolidated statements of operations and comprehensive loss.
The Company evaluates the carrying value of property and equipment on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates the future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the years ended December 31, 2021 and 2020, the Company did not recognize any material impairment of long-lived assets.
Fair Value Measurements
Fair value is an exit price, representing the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.
The fair value hierarchy includes a three-level classification, which is based on whether the inputs to the valuation methodology used for measurement are observable:
•Level 1 ‑ quoted prices in active markets for identical assets as of the reporting date;
•Level 2 ‑ inputs other than Level 1 that are observable, either directly or indirectly; or
•Level 3 ‑ unobservable inputs.
When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. In instances where the Company lacks observable inputs in the market to measure the fair value of an asset or liability, the Company may use unobservable inputs which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.

Marqeta, Inc.
Notes to Consolidated Financial Statements
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
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2021, 2020 and 2019, were $1.7 million, $1.4 million and $1.1 million, respectively.
Research and Development Costs
Research and development costs, which consist primarily of salaries, employees' benefits, share-based compensation, third-party hosting fees and software licenses were $84.1 million, $34.0 million, and $25.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Research and development costs are expensed as incurred and are included in compensation and benefits, and technology expenses in the consolidated statements of operations and comprehensive loss.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. If the Company determines that it is able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company decreases the deferred tax asset valuation allowance, which reduces the income tax expense.
Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense (benefit) in the consolidated statements of operations and comprehensive loss.
Lease Obligations
On January 1, 2019, the Company adopted Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), or Topic 842, using the modified retrospective method, which resulted in the recognition of operating lease right-of-use assets and lease liabilities on the Company’s consolidated balance sheets as of December 31, 2019, with no impact to its consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.
The Company measures lease liabilities based on the present value of the total lease payments not yet paid discounted based on the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company measures right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs the Company incurs and (iii) tenant incentives under the lease. The Company begins to recognize rent expense when the lessor makes the underlying asset available to the Company.
For short-term leases, the Company records rent expense in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and records variable lease payments as incurred. The Company has no finance leases.
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
Loss Contingencies
The Company may be involved in various lawsuits, claims, and proceedings that arise in the ordinary course of business. The Company records a liability for these when it believes it is probable that it has incurred a loss, and the Company can reasonably estimate the loss. The Company regularly evaluates current information to determine whether it should adjust a recorded liability or record a new one. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss in the accompanying notes to the consolidated financial statements. Significant judgment is required to determine both the probability and the estimated amount. See Note 7, "Commitments and Contingencies", for a full description of the Company's loss contingencies.
Share-based Compensation
Restricted Stock Units
Commencing in 2020, the Company began granting restricted stock units, or RSUs, to employees. RSUs granted prior to April 1, 2021 vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for these awards is satisfied over four years. On June 8, 2021, the Company completed its IPO and the liquidity condition for these awards was satisfied and the Company recognized a cumulative share-based compensation expense of $23.1 million associated with RSUs that had service-vested as of the IPO completion date. Subsequent to the IPO, the unamortized grant date fair value of these RSUs will be recorded as share-based compensation expense over the remaining service period.
RSUs granted on or after April 1, 2021, vest upon the satisfaction of a service condition. The service condition for these awards is satisfied over four years and the grant date fair value of these RSUs will be recorded as share-based compensation expense over the service period.
The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. Prior to the IPO, the fair value of RSUs was based on the fair value of the underlying common stock on the grant date as determined by the Company’s board of directors at each meeting in which RSU awards were approved.
Stock Options
The Company grants stock option awards to certain employees and directors. The Company estimates the fair value of stock option awards using the Black-Scholes option pricing model. The model requires management to make a number of assumptions, including the expected future volatility of the Company’s Class A common stock, expected term, risk-free interest rate, and expected dividends. The Company records the resulting expense in the consolidated statements of operations and comprehensive loss on a straight-line basis over the period for which the employee or director is required to perform services to vest in the award, which is generally four years. The Company accounts for forfeitures as they occur.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

CEO Long-Term Performance Award
In April and May 2021, the Company’s board of directors granted the Company’s Chief Executive Officer equity incentive awards in the form of performance-based stock options, or collectively, the CEO Long-Term Performance Award. The CEO Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price hurdles over a seven year performance period following the expiration of the lock-up period associated with the IPO. The stock price hurdle will be achieved if the average closing price of a share of the Company’s Class A common stock during any 90 consecutive trading day period during the performance period equals or exceeds the requisite stock price hurdle for the performance period. The grant date fair value of the CEO Long-Term Performance Award was estimated using a Monte Carlo simulation model that incorporated multiple stock price paths and probabilities that the Company stock price hurdles are met. The Company records the resulting expense in the consolidated statements of operations and comprehensive loss over the derived service period of each of the seven separate tranches using the accelerated attribution method.
Employee Stock Purchase Plan
In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of the Company’s Class A common stock pursuant to purchase rights granted to employees. The fair value of purchase rights issued under the ESPP is estimated using the Black-Scholes option pricing model. The model requires management to make a number of assumptions, including the fair value of the Company’s common stock, expected volatility, expected term, risk-free interest rate, and expected dividends. The Company records the resulting expense in the consolidated statements of operations and comprehensive loss on a straight-line basis over the six-month offering period.
Secondary Sales of Common Stock
Prior to the completion of the IPO, certain economic interest holders acquired outstanding common stock from current or former employees for a purchase price greater than the Company's estimated fair value of its common stock at the time of the transactions. For such secondary sales of common stock, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
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
In June 2016, the FASB issued ASU No. 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with the current expected credit loss, or CECL, model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The CECL model requires a company to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions and reasonable and supportable forecasts. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. The amendment requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The Company is still evaluating the impact this ASU will have on its consolidated financial statements.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from Customers:

	Year Ended December 31,
	2021	2020	2019
Platform services revenue, net	$502,296	$283,305	$138,106
Other services revenue	14,879	6,987	5,161
Total net revenue	$517,175	$290,292	$143,267
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	December 31, 2021	December 31, 2020
Contract assets - current	Prepaid expenses and other current assets	$950	$118
Contract assets - non-current	Other assets	927	294
Total contract assets		$1,877	$412
Deferred revenue - current	Accrued expenses and other current liabilities	$19,060	$3,983
Deferred revenue - non-current	Other liabilities	6,107	8,865
Total deferred revenue		$25,167	$12,848
Contract assets related to the Company’s conditional right to consideration for the Company’s completed performance under the contract. Deferred revenue relates to payments received in advance of performance under the contract.
Net revenue recognized during the years ended December 31, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was $4.1 million and $0.7 million, respectively.
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
As of December 31, 2021 and 2020, $4.2 million and $4.4 million of the deferred revenue balance represent a material right for discounted revenue share rates provided to a Customer as part of a contractual renewal option.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

4.    Marketable Securities
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$420,392	$—	$(2,107)	$418,285
Commercial paper	13,878	—	—	13,878
Asset-backed securities	2,003	—	(1)	2,002
Corporate debt securities	18,731	3	(24)	18,710
Total marketable securities	$455,004	$3	$(2,132)	$452,875

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$125,823	$47	$(6)	$125,864
Commercial paper	4,991	—	—	4,991
Asset-backed securities	4,294	21	—	4,315
Corporate debt securities	14,683	52	(2)	14,733
Total marketable securities	$149,791	$120	$(8)	$149,903
The Company had nineteen and six separate marketable securities in unrealized loss positions as of December 31, 2021 and 2020, respectively. The Company did not identify any marketable securities that were other-than-temporarily impaired as of December 31, 2021 and 2020. The Company does not intend to sell any marketable securities that have an unrealized losses at December 31, 2021 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.
The following table summarizes the stated maturities of the Company’s marketable securities:

	December 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due within one year	$64,914	$64,879	$149,791	$149,903
Due after one year through two years	390,090	387,996	—	—
Total	$455,004	$452,875	$149,791	$149,903

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

5.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$1,213,543	$—	$—	$1,213,543
Marketable securities
U.S. government securities	418,284	—	—	418,284
Commercial paper	—	13,878	—	13,878
Asset-backed securities	—	2,002	—	2,002
Corporate debt securities	—	18,711	—	18,711
Total assets	$1,631,827	$34,591	$—	$1,666,418

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$203,592	$—	$—	$203,592
Marketable securities
U.S. government securities	125,864	—	—	125,864
Commercial paper	—	4,991	—	4,991
Asset-backed securities	—	4,315	—	4,315
Corporate debt securities	—	14,733	—	14,733
Total assets	$329,456	$24,039	$—	$353,495
Other liabilities
Redeemable convertible preferred stock warrants	$—	$—	$2,517	$2,517
Total liabilities	$—	$—	$2,517	$2,517
The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
The Company classifies the redeemable convertible preferred stock warrants within Level 3 because the Company determines their fair value using unobservable inputs, including the fair value of the Company’s redeemable Series B convertible stock, which the Company determined in the same manner as the fair value of its common stock prior to the IPO. The Company records the change in the fair value of redeemable convertible preferred stock warrants in other income (expense), net in the consolidated statements of operations and comprehensive loss.
Immediately prior to the completion of the IPO in June 2021, the outstanding redeemable convertible preferred stock warrants were converted to Class B common stock warrants and the fair value of the liability as of that date was reclassified into the Company’s Class B common stock and additional paid-in capital.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The fair value of the redeemable convertible preferred stock warrant liabilities was estimated using the following assumptions:

	June 9, 2021	December 31, 2020
Dividend yield	0.00%	0.00%
Expected volatility	49.93%	49.93%
Expected term (in years)	2.34	2.78
Risk-free interest rate	0.31%	0.17%
Fair value of Series B redeemable convertible preferred stock	$27.00	$12.66
The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liabilities:

	December 31, 2021	December 31, 2020
Balance, beginning of the period	$2,517	$569
Remeasurement of redeemable convertible preferred stock warrant liabilities	2,921	1,948
Reclassification of redeemable convertible preferred stock warrant liabilities to common stock and additional paid-in capital upon initial public offering	(5,438)	—
Balance, end of the period	$—	$2,517
There were no transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2021 and 2020.
6. Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2021	December 31, 2020
Prepaid expenses	$6,492	$3,166
Inventory	3,940	781
Prepaid Insurance	3,546	324
Prepaid hosting and data costs	2,455	2,672
Card program deposits	2,167	2,174
Contract assets	950	119
Other financial instruments	11,616	—
Other current assets	4,451	2,225
Prepaid expenses and other current assets	$35,617	$11,461

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Property and Equipment, net
Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Leasehold improvements	$8,110	8,110
Computer equipment	8,581	7,634
Furniture and fixtures	2,459	2,333
Internally developed and purchased software	2,954	1,299
	22,104	19,376
Accumulated depreciation and amortization	(12,417)	(9,899)
Property and equipment, net	$9,687	$9,477
Depreciation and amortization expense was $3.5 million, $3.5 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalized $1.6 million as internal-use software costs during the year ended December 31, 2021. The Company did not capitalize any internal-use software costs during the years ended December 31, 2020 and 2019, because development costs meeting capitalization criteria were not material during the respective periods.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Accrued costs of revenue	$41,339	$24,529
Reserve for contract contingencies and processing errors	3,386	9,537
Accrued compensation and benefits	32,954	14,078
Deferred revenue	19,060	3,983
Operating lease liabilities, current portion	3,021	2,771
Accrued professional services	2,454	867
Other accrued liabilities	11,882	4,780
Accrued expenses and other current liabilities	$114,096	$60,545
Other Liabilities
Other liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Deferred revenue, net of current portion	$6,107	$8,865
Other long-term liabilities	450	1,587
Other liabilities	$6,557	$10,452

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

7.    Commitments and Contingencies
Operating Leases
The Company's operating lease costs are as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$3,424	$3,514	$3,019
Variable lease cost	212	534	211
Short-term lease cost	358	271	191
Total lease cost	$3,994	$4,319	$3,421
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining operating lease term (in years)	4.1	5.1
Weighted average discount rate	7.7%	7.7%
Maturities of operating lease liabilities by year are as follows as of December 31, 2021:

2022	$4,112
2023	4,239
2024	4,472
2025	4,599
2026	780
Thereafter	—
Total lease payments	$18,202
Less imputed interest	(2,754)
Total operating lease liabilities	$15,448
Supplemental cash flow information related to the Company's operating leases was as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for operating lease liabilities	$4,081	$3,192	$3,185
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$192	$2,954
Letters of Credit
In connection with the lease for its corporate headquarters office space, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, which deposit is classified as restricted cash in the consolidated balance sheets.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Purchase Obligations
As of December 31, 2021, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $263.8 million, payable over the next 5 years. These purchase obligations generally represent minimum commitments for cloud-computing services and issuing bank processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of compensation that an employee contributes. The matching contribution vests after one year of service. During the years ended December 31, 2021, 2020 and 2019, the Company contributed a total of $3.1 million, $1.9 million and $1.1 million to its defined contribution plans, respectively.
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of December 31, 2021 and 2020, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
Settlement of Payment Transactions
Generally, Customers deposit a certain amount of pre-funding into accounts maintained at Issuing Banks to settle their payment transactions. Such pre-funding amounts may only be used to settle Customers’ payment transactions and are not considered assets of the Company. As such, the funds held in Customers’ accounts at Issuing Banks are not reflected on the Company’s consolidated balance sheets. If a Customer does not have sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the Customer.
Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify Customers, Card Networks, Issuing Banks, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. With respect to Issuing Banks, the Company indemnifies the Issuing Bank for losses the Issuing Bank may incur for non-compliance with applicable law and regulation, if those losses resulted from the Company’s failure to perform under its program agreement with the Issuing Bank.
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and there are no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
The Company also includes service level commitments to its Customers warranting certain levels of performance and permitting those Customers to receive credits in the event the Company fails to meet those levels.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Non-income Taxes
The Company may be subject to state and local indirect taxes in various jurisdictions in the United States. In several of these jurisdictions the Company has reviewed and concluded that such indirect taxes are not applicable to the Company’s service offerings. In a few of these jurisdictions the tax regulations are less clear. While the Company believes its service offerings are not subject to tax in these jurisdictions, the Company is working with the respective state and local tax authorities to confirm the Company’s conclusions. The Company has not recorded a liability associated with these matters as of December 31, 2021 as it believes it is not probable that the indirect taxes are applicable to the Company. In the event that adverse information is received in response to the Company's state inquiries, and the Company chooses not to appeal, a potential tax liability for these tax matters would be $6.2 million as of December 31, 2021.
8.    Stock Incentive Plans
The Company has granted share-based awards to employees, non-employee directors, and other service providers of the Company under the Amended and Restated 2011 Equity Incentive Plan (2011 Plan) and the 2021 Stock Option and Incentive Plan (2021 Plan), collectively, the Plans. The 2011 Plan was terminated in June 2021 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to the IPO. Additionally, the Company offers an employee stock purchase plan (ESPP), which allows employees to purchase shares of common stock at 85% of the fair value of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. The offering periods are six months long and start in May and November of each year.
The following table presents the share-based compensation expense recognized in the periods presented:

	Year Ended December 31,
	2021	2020	2019
Restricted stock units	$59,652	$—	$—
Stock options	31,231	10,895	6,964
CEO Long-Term Performance Award	38,189	—	—
Employee Stock Purchase Plan	1,946	—	—
Secondary sales of common stock	11,642	17,316	14,793
Total	$142,660	$28,211	$21,757

Restricted Stock Units
On June 8, 2021, the Company completed its IPO and the liquidity condition for the RSUs granted prior to April 1, 2021 was satisfied and the Company recognized a cumulative $23.1 million of share-based compensation expense associated with RSUs that had service-vested as of the IPO completion date. Subsequent to the IPO, the unamortized grant date fair value of these RSUs will be recorded as share-based compensation expense over the remaining service period.
RSUs granted on or after April 1, 2021, vest upon the satisfaction of a service condition. The service condition for these awards is satisfied over four years. During the year ended December 31, 2021, the Company recognized $34.3 million of share-based compensation expense related to these RSUs.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A summary of the Company's RSUs activity under the Plans was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2019	—	$—
Granted	4,571,886	4.89
Vested	—	—
Canceled and forfeited	(141,550)	3.68
Balance as of December 31, 2020	4,430,336	$4.93
Granted	8,409,821	22.20
Vested	(2,641,196)	10.12
Canceled and forfeited	(1,197,012)	14.23
Balance as of December 31, 2021	9,001,949	$18.30
During the year ended December 31, 2021, share-based compensation expense recognized for RSUs was $59.7 million. As of December 31, 2021, unrecognized compensation costs related to unvested RSUs was $136.1 million. These costs are expected to be recognized over a weighted-average period of 3.0 years.

Stock Options
Under the 2011 Plan and the 2021 Plan, the exercise price of a stock option shall not be less than the fair market value per share of the Company’s Class A common stock on the date of grant (and not less than 110% of the fair market value per share of Class A common stock for grants to stockholders owning more than 10% of the total combined voting power of all classes of stock of the Company, or a 10% Stockholder). Options are exercisable over periods not to exceed ten years from the date of grant (five years for stock options granted to 10% Stockholders).
A summary of the Company's stock option activity under the Plans was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance as of January 1, 2019(2)	19,628,032	$0.19	7.69	$38,982
Granted	17,008,222	1.30
Exercised	(8,529,478)	0.13
Canceled and forfeited	(2,947,365)	0.54
Balance as of December 31, 2019(2)	25,159,411	$0.92	8.74	$46,594
Granted	6,404,800	2.31
Exercised	(6,084,183)	0.53
Canceled and forfeited	(2,058,654)	1.50
Balance as of December 31, 2020(2)	23,421,374	$1.35	8.33	$248,002
Granted	29,113,555	20.07
Exercised	(4,277,344)	1.18
Canceled and forfeited	(4,072,097)	5.58
Balance as of December 31, 2021(2)	44,185,488	$13.31	8.46	$279,242
Vested as of December 31, 2021	10,007,419	$1.53	6.67	$157,032
(1) Intrinsic value based is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options and these balances include all exercisable stock options regardless of vesting status.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019, was $12.10, $1.81, and $1.73, per share, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $83.0 million, $32.8 million, and $21.2 million, respectively.
The total grant-date fair value of options vested during the years ended December 31, 2021, 2020 and 2019, was $17.6 million, $10.7 million, and 5.2 million, respectively.
As of December 31, 2021, aggregate unrecognized compensation costs related to unvested outstanding stock options, excluding the CEO Long-Term Performance Award, was $90.4 million. These costs are expected to be recognized over a weighted-average period of 2.5 years.
The fair values of stock options granted were estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.36%	48.11%	43.73%
Expected term (in years)	6.14	6.02	6.02
Risk-free interest rate	1.00%	0.54%	1.92%
Prior to the completion of the IPO, the Company considered numerous objective and subjective factors to determine the fair value of the Company’s common stock including but not limited to (i) contemporaneous independent third-party valuations; (ii) observed secondary sales; (iii) rights, preferences, and privileges of redeemable convertible preferred stock relative to those of common stock; (iv) the Company’s actual operating and financial performance; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s capital stock.
Subsequent to the Company’s IPO, the Company uses the closing share price of its Class A common stock, which is traded on the Nasdaq Global Select Market to measure share-based compensation on the grant date.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
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
As of December 31, 2021, the aggregate unrecognized compensation cost of the CEO Long-Term Performance Award was $170.2 million, which is expected to be recognized over the remaining derived service period of 4.1 years.
Secondary Sales of Common Stock
Prior to the completion of the IPO, certain economic interest holders acquired outstanding common stock from current or former employees for a purchase price greater than the Company's estimated fair value at the time of the transactions. During the years ended December 31, 2021, 2020 and 2019, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $11.6 million, $17.3 million and $14.8 million, respectively.
9.    Warrants to Purchase Common Stock
In 2021 and 2020, the Company issued warrants to Customers to purchase up to 1,150,000 and 750,000 shares of the Company’s common stock, respectively. These warrants vest based on certain performance conditions that include issuing a specific percentage of new cards on the Company’s Platform over a defined measurement period and reaching certain annual transaction count thresholds over the contract term, respectively. All warrants have an exercise price of $0.01 per share. These warrants are classified as equity instruments and are treated as consideration payable to a Customer. The grant date fair values of these warrants are recorded as a reduction to net revenue over the term of the respective Customer contract based on the expected pattern of processing volume generated by the Customer and the probability of vesting conditions being met. The aggregate fair values of the warrants issued in 2021 and 2020 were $26.4 million and $5.7 million respectively. As of December 31, 2021, 300,504 warrants were vested and the Company recorded $5.0 million as a reduction of revenue during the year then ended, related to these warrants. As of December 31, 2020, 22,500 warrants were vested and the Company recorded an immaterial amount as a reduction of revenue during the year then ended, related to these warrants. Upon vesting, the fair value of the vested warrants are recorded into the Company’s additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the Customer over the term of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The fair values of the warrants were estimated using the Black-Scholes option pricing model and the following assumptions as of the grant date of each warrant:

	March 31, 2021	September 30, 2020
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Contract term (in years)	4.0	5.0
Risk-free interest rate	0.6%	0.3%

10.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator
Net loss	$(163,929)	$(47,695)	$(58,200)
Deemed dividend to redeemable convertible preferred stockholders	—	—	(64149)
Net loss attributable to Class A and Class B common stockholders	$(163,929)	$(47,695)	$(122,349)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	362,756,466	122,932,556	113,851,714
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.45)	$(0.39)	$(1.07)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the years ended December 31, 2021, 2020 and 2019.
The liquidation, dividend and other rights, held by of Class A common stockholders and Class B common stockholders are identical, except with respect to voting. As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting loss per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
The Company considered its proportionate share of the potentially dilutive shares issued by its equity method investee in its dilutive EPS calculation. All potentially dilutive shares of its equity method investee were excluded from the computation as they would have an anti-dilutive effect.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of December 31,
	2021	2020	2019
Redeemable convertible preferred stock, all series	—	351,844,340	336,843,578
Warrants to purchase redeemable convertible preferred stock	—	203,610	203,610
Warrants to purchase Class B common stock	1,900,000	1,419,528	3,669,528
Stock options outstanding, including early exercise of options	45,307,479	23,421,374	25,159,411
Unvested RSUs outstanding	9,001,949	4,430,336	—
Shares committed under the ESPP	211,118	—	—
Stock options and RSUs available for future grants	61,893,427	7,683,069	3,844,639
Total	118,313,973	389,002,257	369,720,766

In addition, the Company committed up to 320,000 common stock shares for future issuance, or the equivalent in cash, to fund and support the Company’s social impact initiatives over the next eight years.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

11.    Income Tax
The components of loss before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$(165,160)	$(47,911)	$(58,985)
Foreign	591	303	820
Loss before income taxes	$(164,569)	$(47,608)	$(58,165)
The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	38	18	3
Foreign	—	147	74
	38	165	77
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(678)	(78)	(42)
	(678)	(78)	(42)
Total:
Federal	—	—	—
State	38	18	3
Foreign	(678)	69	32
Income tax expense (benefit)	$(640)	$87	$35
The reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Taxes at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	4.0%	4.4%	3.4%
Share-based compensation	4.5%	(8.5)%	(6.5)%
Section 162(m) limitation	(8.3)%	—%	—%
Other	(0.3)%	(0.1)%	(6.2)%
Change in valuation allowance	(20.5)%	(17.0)%	(11.8)%
Effective tax rate	0.4%	(0.2)%	(0.1)%

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Deferred tax assets and liabilities consist of the following:

	December 31
	2021	2020
Deferred tax assets:
Federal and state net operating losses	$41,418	$27,269
Research and development credits	77	77
Accruals and other	16,173	3,536
Share-based compensation	7,124	1,674
Reserve for contract contingencies and processing errors	818	2,334
Deferred revenue	3,132	695
Lease liability	3,730	4,458
Total deferred tax assets	72,472	40,043
Less valuation allowance	(68,847)	(36,327)
Total deferred tax assets, net of valuation allowance	3,625	3,716
Deferred tax liabilities:
Property and equipment	(47)	(309)
Right-of-use asset	(2,728)	(3,281)
Total deferred tax liabilities	(2,775)	(3,590)
Net deferred tax assets	$850	$126
The Company believes that it is more likely than not that its U.S. deferred tax assets will not be realized and has recorded a full valuation allowance against its net U.S. deferred tax assets. The available negative evidence as of December 31, 2021 and 2020 included historical and projected future operating losses.
As of December 31, 2021, the Company had net operating loss carryforwards of approximately $169.0 million and $88.5 million for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2030. Of the Company's federal net operating loss carryforwards as of December 31, 2021, $121.4 million can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended , the Company's ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company has experienced an ownership change. As of December 31, 2021, the Company has concluded that it has experienced ownership changes since inception and that its utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization.
The Company files federal and various state tax returns in the U.S., as well as tax returns in the U.K. As of December 31, 2021, the Company’s federal tax returns for 2017 and earlier, and the state tax returns for 2016 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.
The Company did not have any material unrecognized tax benefits in 2021, 2020, and 2019.
The Company made an accounting policy election to provide for the Global Intangible Low-Taxed Income (GILTI) tax expense in the year the tax is incurred as a period cost. The Company elected and applied the tax law ordering approach when considering GILTI as part of its valuation allowance.
The Company did not incur any interest expenses or penalties or have outstanding liabilities on the balance sheets associated with unrecognized tax benefits for the year ended December 31, 2021. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and unbilled Customers' receivable, or collectively, Customers' receivables, and settlements receivable. Cash on deposit with financial institutions may, at times, exceed federally insured limits. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists. Cash and cash equivalents as of December 31, 2021 and December 31, 2020 included $1.2 billion and $203.6 million, respectively, of investments in three money market mutual funds which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.
As of December 31, 2021, marketable securities were $452.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of this total balance, except for U.S. Treasuries, which amounted to $418.3 million, or 92% of the marketable securities. All debt securities within the Company's marketable securities portfolio are investment grade.
As of December 31, 2020, marketable securities were $149.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $125.9 million, or 84% of the marketable securities.
A significant portion of the Company's payment transactions is settled through one Issuing Bank, Sutton Bank. For the years ended December 31, 2021, 2020 and 2019, 90%, 96% and 97% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s Platform, net of returns and chargebacks, was settled through Sutton Bank, respectively.
For each significant Customer, net revenue as a percentage of total net revenue and customers' receivables as a percentage of total customers' receivables are as follows:

	Percent of Net Revenue for the Year Ended December 31,
	2021	2020	2019
Customer A	69%	70%	60%
Customer B	*	*	11%
* Less than 10%

	Percent of Customers' Receivables as of December 31,
	2021	2020
Customer C	20%	*
Customer D	13%	*
Customer E	*	14%
* Less than 10%
13.    Related Party Transactions
The Company may enter into transactions with related parties.
Prior to the completion of the IPO, DFS Services LLC, a holder of more than 5% of the Company's outstanding capital stock, was a related party. During the years ended December 31, 2020 and 2019, the Company incurred $30.4 million and $14.4 million in Card Network fees, net, recorded within costs of revenue, to PULSE Network LLC, an entity affiliated with DFS Services LLC.
The Company has an equity method investment in a private company, which is a related party. During the year ended December 31, 2021, the Company earned net revenue of $2.8 million from the private company and had $4.1 million in revenue share payable to this private company as of December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.
Material Weakness Remediation
As previously reported, in connection with our management’s assessment of controls over financial reporting during the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified occurred because we had inadequate processes and controls to ensure the timely reconciliations of certain customer-related settlement bank accounts.
During the years ended December 31, 2021 and 2020, the Company implemented measures designed to remediate the control deficiencies contributing to the material weakness. These remediation actions included: (i) establishing an internal team to support the Company’s entire control environment and its ongoing internal controls development and monitoring; (ii) educating control owners concerning the principles and requirements of each control, with a focus on those related to settlement operations; (iii) engaging a third-party to perform an independent assessment; (iv) deploying additional engineering, and settlement operations personnel; (v) developing a formal process level and monitoring controls to ensure timely reconciliation of these customer related settlement bank accounts; and (vi) implementing new monitoring controls including additional analyses, reconciliations, and other post-closing procedures to help mitigate the risk that controls do not operate effectively.

We believe our remediation efforts resulted in the elimination of the previously identified material weakness as of December 31, 2021. While this material weakness has been remediated, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. We have dedicated resources to the design, implementation, documentation and testing of our internal control over financial reporting. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was previously identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant deficiencies may have been identified.
Limitations on Effectiveness of Controls and Procedures
The effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable, not absolute assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Part II, Item 8 herein.
2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, or not present in amounts sufficient to require submission of the schedule.
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256154	3.2	May 24, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256154	3.4	May 24, 2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256154	4.1	May 14, 2021
4.2	Amended and Restated Investors Rights Agreement, dated May 27, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-256154	4.2	May 14, 2021
4.3	Warrant to Purchase Stock issued to Comerica Ventures Incorporated by the Registrant, dated October 11, 2013.	S-1	333-256154	4.3	May 14, 2021
4.4	Warrant to Purchase Stock issued to Comerica Ventures Incorporated by the Registrant, dated October 11, 2013.	S-1	333-256154	4.4	May 14, 2021
4.5†	Warrant to Purchase Common Stock issued to Uber Technologies, Inc. by the Registrant, dated September 15, 2020, as amended on January 7, 2021.	S-1/A	333-256154	4.7	May 24, 2021
4.6†	Warrant to Purchase Common Stock issued to Square, Inc. by the Registrant, dated March 13, 2021.	S-1	333-256154	4.8	May 14, 2021
4.7†	Warrant to Purchase Common Stock issued to Ramp Business Corporation by the Registrant, dated March 31, 2021.	S-1/A	333-256154	4.9	May 24, 2021
4.8*	Description of the Registrant’s Securities.
10.1#*	Form of Amended and Restated Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.2#	Amended and Restated 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256154	10.2	May 14, 2021
10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-256154	10.3	June 1, 2021
10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256154	10.4	June 1, 2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256154	10.5	May 24, 2021
10.6#	Executive Severance Plan.	S-1/A	333-256154	10.6	May 24, 2021
10.7#	Non-Employee Director Compensation Policy.	S-1/A	333-256154	10.7	May 24, 2021
10.12#	Form of Director Offer Letter.	S-1	333-256154	10.12	May 14, 2021
10.13#	Offer Letter between the Registrant and Jason Gardner dated June 6, 2011.	S-1	333-256154	10.8	May 14, 2021
10.14#	Offer Letter between the Registrant and Omri Dahan dated June 9, 2011.	S-1	333-256154	10.9	May 14, 2021
10.15#	Offer Letter between the Registrant and Kevin Doerr dated February 25, 2020.	S-1	333-256154	10.10	May 14, 2021

10.16#*	Offer Letter between the Registrant and Mike Milotich dated February 3, 2022.
10.17#	Separation Agreement and Release between the Registrant and Omri Dahan, dated March 17, 2021.	S-1	333-256154	10.11	May 14, 2021
10.18#*	Separation and Release Documentation between the Registrant and Kevin Doerr.
10.19	Lease Agreement by and between the Registrant and MACH II 180 LLC, dated on or about March 1, 2016, as amended on November 8, 2017 and March 14, 2019.	S-1	333-256154	10.13	May 14, 2021
10.20†*
Master Services Agreement by and between the Registrant and Square, Inc., dated April 19, 2016, as amended on September 1, 2016, October 18, 2016, December 24, 2016, June 30, 2017, August 2, 2017, October 1, 2017, April 1, 2018, June 6, 2019, September 20, 2019, February 7, 2020, November 18, 2020, November 18, 2020, March 13, 2021, May 21, 2021, and January 27, 2022.

10.21†*
Amended and Restated Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated April 1, 2016, as amended on December 31, 2017, September 1, 2018, August 1, 2020, and July 1, 2021.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (incorporate by reference to the signature page to this Annual Report on Form 10-K)
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: March 11, 2022	By:	/s/ Jason Gardner
	Name:	Jason Gardner
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2022	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Gardner, Michael Milotich, and Seth Weissman, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason Gardner	Chief Executive Officer and Director	March 11, 2022
Jason Gardner	(Principal Executive Officer)

/s/ Michael (Mike) Milotich	Chief Financial Officer	March 11, 2022
Michael (Mike) Milotich	(Principal Financial and Accounting Officer)

/s/ Amy Chang	Director	March 11, 2022
Amy Chang

/s/ Martha Cummings	Director	March 11, 2022
Martha Cummings

/s/ Gerri Elliott	Director	March 11, 2022
Gerri Elliott

/s/ Helen Riley	Director	March 11, 2022
Helen Riley

/s/ Arnon Dinur	Director	March 11, 2022
Arnon Dinur

/s/ Judson Linville	Director	March 11, 2022
Judson Linville

/s/ Christopher McKay	Director	March 11, 2022
Christopher McKay

/s/ Godfrey Sullivan	Director	March 11, 2022
Godfrey Sullivan