Form 10-Q
period 2022-03-31
Marqeta, Inc.
filed 2022-05-11
CIK 1522540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2022, there were 432,784,327 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 111,656,849 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the effect of the COVID-19 pandemic on global economies, our business, results of operations, financial condition, demand for our Platform, sales cycles and Customer retention;
•our future financial performance, including our net revenue, costs of revenue and operating expenses and our ability to achieve future profitability;
•our ability to effectively manage or sustain our growth and expand our operations;
•our ability to enhance our Platform and develop and expand its capabilities;
•our ability to further attract, retain, diversify, and expand our Customer base;
•our expectations as to live events in 2022;
•our ability to maintain our relationships with our Issuing Banks and Card Networks;
•our strategies, plans, objectives, and goals;
•our plans to expand internationally;
•our ability to compete in existing and new markets and offerings;
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

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,197,257	$1,247,581
Restricted cash	7,800	7,800
Marketable securities	447,046	452,875
Accounts receivable, net	9,017	13,187
Settlements receivable, net	9,093	11,266
Network incentives receivable	45,721	30,399
Prepaid expenses and other current assets	43,789	35,617
Total current assets	1,759,723	1,798,725
Property and equipment, net	9,120	9,687
Operating lease right-of-use assets, net	10,748	11,296
Equity method investment	8,036	8,384
Other assets	5,856	2,286
Total assets	$1,793,483	$1,830,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,698	$2,693
Revenue share payable	130,045	121,179
Accrued expenses and other current liabilities	102,146	114,096
Total current liabilities	233,889	237,968
Operating lease liabilities, net of current portion	11,618	12,427
Other liabilities	4,344	6,557
Total liabilities	249,851	256,952
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and 1,500,000,000 Class A shares authorized, 431,305,181 and 421,792,153 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. 600,000,000 and 600,000,000 Class B shares authorized, 112,302,435 and 119,591,365 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	54	54
Additional paid-in capital	2,029,745	1,993,055
Accumulated other comprehensive loss	(8,116)	(2,230)
Accumulated deficit	(478,051)	(417,453)
Total stockholders’ equity	1,543,632	1,573,426
Total liabilities and stockholders’ equity	$1,793,483	$1,830,378
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$166,102	$107,983
Costs of revenue	91,376	58,126
Gross profit	74,726	49,857
Operating expenses:
Compensation and benefits	100,348	46,904
Technology	11,384	5,626
Professional services	4,770	4,196
Occupancy	1,115	1,086
Depreciation and amortization	979	907
Marketing and advertising	559	495
Other operating expenses	4,843	1,295
Total operating expenses	123,998	60,509
Loss from operations	(49,272)	(10,652)
Other income (expense), net	(11,677)	(2,167)
Loss before income tax expense	(60,949)	(12,819)
Income tax expense (benefit)	(351)	19
Net loss	$(60,598)	$(12,838)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(19)	(14)
Change in unrealized gain (loss) on marketable securities	(5,867)	(31)
Net other comprehensive income (loss)	(5,886)	(45)
Comprehensive loss	$(66,484)	$(12,883)

Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	542,565,992	130,841,306
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	541,383,518	$54	$1,993,055	$(2,230)	$(417,453)	$1,573,426
Issuance of common stock upon exercise of options	—	—	1,604,022	—	2,285	—	—	2,285
Repurchase of early exercised stock options	—	—	(22,751)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	642,827	—	(4,702)	—	—	(4,702)
Vesting of common stock warrants	—	—	—	—	2,102	—	—	2,102
Share-based compensation expense	—	—	—	—	37,005	—	—	37,005
Change in other comprehensive income (loss)	—	—	—	—	—	(5,886)	—	(5,886)
Net loss	—	—	—	—	—	—	(60,598)	(60,598)
Balance as of March 31, 2022	—	$—	543,607,616	$54	$2,029,745	$(8,116)	$(478,051)	$1,543,632

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	351,844,340	$501,881	130,312,838	$13	$39,769	$25	$(253,524)	$(213,717)
Issuance of common stock upon exercise of vested options	—	—	1,904,186	—	1,410	—	—	1,410
Issuance of common stock upon early exercise of unvested options	—	—	319,883	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(18,567)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	223	—	—	223
Share-based compensation expense	—	—	—	—	11,392	—	—	11,392
Change in other comprehensive income (loss)	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(12,838)	(12,838)
Balance as of March 31, 2021	351,844,340	$501,881	132,518,340	$13	$52,794	$(20)	$(266,362)	$(213,575)
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(60,598)	$(12,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	979	907
Share-based compensation expense	37,005	11,392
Non-cash operating leases expense	548	522
Amortization of premium on marketable securities	184	360
Impairment of other financial instruments	11,616	—
Other	282	2,324
Changes in operating assets and liabilities:
Accounts receivable	4,223	5,032
Settlements receivable	2,173	1,509
Network incentives receivable	(15,322)	(12,055)
Prepaid expenses and other assets	(21,256)	(426)
Accounts payable	(801)	(43)
Revenue share payable	8,866	14,122
Accrued expenses and other liabilities	(13,937)	7,750
Operating lease liabilities	(721)	(686)
Net cash (used in) provided by operating activities	(46,759)	17,870
Cash flows from investing activities:
Purchases of property and equipment	(612)	(604)
Purchases of marketable securities	(10,022)	(7,002)
Maturities of marketable securities	9,800	16,366
Net cash (used in) provided by investing activities	(834)	8,760
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	1,971	1,711
Taxes paid related to net share settlement of restricted stock units	(4,702)	—
Payment of deferred offering costs	—	(1,144)
Net cash (used in) provided by financing activities	(2,731)	567
Net (decrease) increase in cash, cash equivalents, and restricted cash	(50,324)	27,197
Cash, cash equivalents, and restricted cash- Beginning of period	1,255,381	228,233
Cash, cash equivalents, and restricted cash - End of period	$1,205,057	$255,430
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,197,257	$247,630
Restricted cash	7,800	7,800
Total cash, cash equivalents, and restricted cash	$1,205,057	$255,430
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$997	$140
Deferred offering costs not yet paid	$—	$894
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)

1.    Business Overview and Basis of Presentation
Marqeta, Inc., or the Company, creates digital payment technology for innovation leaders. The Company's modern card issuing platform, or the Platform, places control over payment transactions into the hands of its customers, or Customers, enabling them to develop modern, state-of-the-art product experiences.
The Company provides all of its Customers with issuer processor services and for most of its Customers it also acts as a card program manager. The Company primarily earns revenue from processing card transactions for its Customers.
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States, United Kingdom, and Australia and a presence in Singapore as of March 31, 2022.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 11, 2022. The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the three months ended March 31, 2022, the Company incurred net losses of $60.6 million, and had an accumulated deficit of $478.1 million as of March 31, 2022. The Company expects losses from operations to continue for the foreseeable future as it incurs costs and expenses related to creating new products for Customers, acquiring new Customers, developing its brand, expanding into new geographies and developing the existing Platform infrastructure. The Company believes that its cash and cash equivalents of $1.2 billion and marketable securities of $447.0 million as of March 31, 2022 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
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
2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies during the three months ended March 31, 2022.
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources, and evaluating the Company's financial performance.
For the three months ended March 31, 2022 and 2021, revenue outside of the United States, based on the billing address of the Customer, was not material. As of March 31, 2022 and December 31, 2021, long-lived assets located outside of the United States were not material.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with the current expected credit loss, or CECL, model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The CECL model requires a company to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance will be effective for the Company beginning January 1, 2023. The amendment requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The Company is still evaluating the impact this ASU will have on its condensed consolidated financial statements.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from Customers:

	Three Months Ended March 31,
	2022	2021
Platform services revenue, net	$160,999	$106,453
Other services revenue	5,103	1,530
Total net revenue	$166,102	$107,983
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	March 31, 2022	December 31, 2021
Contract assets - current	Prepaid expenses and other current assets	$627	$950
Contract assets - non-current	Other assets	827	927
Total contract assets		$1,454	$1,877
Deferred revenue - current	Accrued expenses and other current liabilities	$18,839	$19,060
Deferred revenue - non-current	Other liabilities	3,894	6,107
Total deferred revenue		$22,733	$25,167
Net revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $4.5 million and $0.8 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in Customer contracts for future stand-ready obligations to process transactions throughout the contractual term.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
As of March 31, 2022 and December 31, 2021, $4.4 million and $4.2 million of the deferred revenue balance represents a material right for discounted revenue share rates provided to a Customer as part of a contractual renewal option, respectively.
4.    Marketable Securities
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$420,277	$—	$(7,824)	$412,453
Commercial paper	15,972	—	—	15,972
Asset-backed securities	—	—	—	—
Corporate debt securities	18,793	—	(172)	18,621
Total marketable securities	$455,042	$—	$(7,996)	$447,046

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$420,392	$—	$(2,107)	$418,285
Commercial paper	13,878	—	—	13,878
Asset-backed securities	2,003	—	(1)	2,002
Corporate debt securities	18,731	3	(24)	18,710
Total marketable securities	$455,004	$3	$(2,132)	$452,875
The Company had nineteen and eight separate marketable securities in unrealized loss positions as of March 31, 2022 and December 31, 2021, respectively. The Company did not identify any marketable securities that were other-than-temporarily impaired as of March 31, 2022 and December 31, 2021. The Company does not intend to sell any marketable securities that have unrealized losses on March 31, 2022 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.
The following table summarizes the stated maturities of the Company’s marketable securities:

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$167,575	$165,767	$64,914	$64,879
Due after one year through two years	287,467	281,279	390,090	387,996
Total	$455,042	$447,046	$455,004	$452,875

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
5.    Fair Value Measurements
The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, unbilled Customers' receivable, settlements receivable, accounts payable, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities are carried at fair value. Accounts receivable, unbilled Customers' receivable, settlements receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$1,155,612	$—	$—	$1,155,612
Marketable securities
U.S. government securities	412,453	—	—	412,453
Commercial paper	—	15,972	—	15,972
Asset-backed securities	—	—	—	—
Corporate debt securities	—	18,621	—	18,621
Total assets	$1,568,065	$34,593	$—	$1,602,658

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$1,213,543	$—	$—	$1,213,543
Marketable securities
U.S. government securities	418,284	—	—	418,284
Commercial paper	—	13,878	—	13,878
Asset-backed securities	—	2,002	—	2,002
Corporate debt securities	—	18,711	—	18,711
Total assets	$1,631,827	$34,591	$—	$1,666,418
The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2022 and the year ended December 31, 2021.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
6. Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid hosting and data costs	$22,599	$2,455
Prepaid expenses	7,408	6,492
Inventory	4,942	3,940
Prepaid insurance	1,955	3,546
Card program deposits	2,128	2,167
Contract assets	627	950
Other financial instruments	—	11,616
Other current assets	4,130	4,451
Prepaid expenses and other current assets	$43,789	$35,617
In 2021, the Company acquired a preferred equity interest in a private company that is accounted for under the equity method of accounting. Concurrent with this investment, the Company also acquired an option that gives the Company the right, but not the obligation, to purchase all of the remaining equity interests of the private company. During the three months ended March 31, 2022, the Company recorded an impairment of $11.6 million related to this option.
Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$8,110	$8,110
Computer equipment	8,921	8,581
Furniture and fixtures	2,459	2,459
Internally developed and purchased software	2,993	2,954
	22,483	22,104
Accumulated depreciation and amortization	(13,363)	(12,417)
Property and equipment, net	$9,120	$9,687
Depreciation and amortization expense was $1.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
The Company did not capitalize any material internal-use software costs during the three months ended March 31, 2022 and 2021 because development costs meeting capitalization criteria were not material during the respective periods.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued costs of revenue	$46,726	$41,339
Accrued compensation and benefits	17,718	32,954
Deferred revenue	18,839	19,060
Reserve for contract contingencies and processing errors	3,764	3,386
Operating lease liabilities, current portion	3,109	3,021
Accrued professional services	3,785	2,454
Other accrued liabilities	8,205	11,882
Accrued expenses and other current liabilities	$102,146	$114,096
Other Liabilities
Other liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Deferred revenue, net of current portion	$3,894	$6,107
Other long-term liabilities	450	450
Other liabilities	$4,344	$6,557
7.    Commitments and Contingencies
Operating Leases
In 2016, the Company entered into a lease agreement for its corporate headquarters in Oakland, California for 19,000 square feet of office space, which was subsequently amended in 2018 and 2019, resulting in a total of 63,000 square feet of office space being leased. The non-cancellable operating lease expires in February 2026 and includes options to extend the lease term, generally at the then-market rates. The Company excludes extension options that are not reasonably certain to be exercised from its lease terms. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. The Company is responsible for operating expenses that exceed the amount of base operating expenses as defined in the original lease agreement.
The Company's operating lease costs are as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$843	$869
Variable lease cost	157	112
Short-term lease cost	113	72
Total lease cost	$1,113	$1,053
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining operating lease term (in years)	3.8	4.1
Weighted average discount rate	7.7%	7.7%
Maturities of operating lease liabilities by year are as follows as of March 31, 2022:

Remainder of 2022	$3,096
2023	4,239
2024	4,472
2025	4,599
2026	780
Total lease payments	17,186
Less imputed interest	(2,459)
Total operating lease liabilities	$14,727
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for operating lease liabilities	$1,016	$1,033
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Letters of Credit
In connection with the lease for its corporate headquarters office space, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, which deposit is classified as restricted cash in the condensed consolidated balance sheets.
Purchase Obligations
As of March 31, 2022, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $227.6 million, payable over the next 5 years. These purchase obligations include $219.0 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of compensation that an employee contributes. The matching contribution vests after one year of service. During the three months ended March 31, 2022 and 2021, the Company contributed a total of $2.2 million and $0.8 million to its defined contribution plans, respectively.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of March 31, 2022 and December 31, 2021, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
Settlement of Payment Transactions
Generally, Customers deposit a certain amount of pre-funding into accounts maintained at Issuing Banks to settle their payment transactions. Such pre-funding amounts may only be used to settle Customers’ payment transactions and are not considered assets of the Company. As such, the funds held in Customers’ accounts at Issuing Banks are not reflected on the Company’s condensed consolidated balance sheets. If a Customer fails to deposit sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the Customer.
Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. With respect to Issuing Banks, the Company indemnifies the Issuing Bank for losses the Issuing Bank may incur for non-compliance with applicable law and regulation, if those losses resulted from the Company’s failure to perform under its program agreement with the Issuing Bank.
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and there are no claims that the Company is aware of that could have a material effect on its condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.
The Company also includes service level commitments to its Customers warranting certain levels of performance and permitting those Customers to receive credits in the event the Company fails to meet the levels specified.

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
The following table presents the share-based compensation expense recognized in the periods presented:

	Three Months Ended March 31,
	2022	2021
Restricted stock units	$15,345	$—
Stock options	7,659	5,505
CEO Long-Term Performance Award	13,121	—
Employee Stock Purchase Plan	880	—
Secondary sales of common stock	—	5,887
Total	$37,005	$11,392
Restricted Stock Units
Commencing in 2020, the Company began granting restricted stock units, or RSUs, to employees. RSUs granted prior to April 1, 2021 vest upon the satisfaction of both a service condition and a liquidity condition, which was deemed satisfied in connection with the Company’s IPO on June 8, 2021. The service condition for these awards is satisfied over four years. Because the liquidity condition had not been satisfied as of March 31, 2021, the Company had not recorded any share-based compensation expense for the RSUs at that date.
RSUs granted on or after April 1, 2021, vest upon the satisfaction of a service condition. The service condition for these awards is satisfied over four years. In the three months ended March 31, 2022, the Company recognized $15.3 million of share-based compensation expense related to these RSUs.
A summary of the Company's RSU activity under the Plans was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2021	9,001,949	$18.30
Granted	10,514,709	10.70
Vested	(994,910)	14.27
Canceled and forfeited	(1,854,776)	15.43
Balance as of March 31, 2022	16,666,972	$14.07
During the three months ended March 31, 2022, share-based compensation expense recognized for RSUs was $15.3 million. As of March 31, 2022, unrecognized compensation costs related to unvested RSUs was $204.5 million. These costs are expected to be recognized over a period of 3.3 years.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Stock Options
Under the 2011 Plan and the 2021 Plan, the exercise price of a stock option shall not be less than the fair market value per share of the Company’s common stock on the date of grant (and not less than 110% of the fair market value per share of common stock for grants to stockholders owning more than 10% of the total combined voting power of all classes of stock of the Company, or a 10% Stockholder). Options are exercisable over periods not to exceed ten years from the date of grant (five years for incentive stock options granted to 10% Stockholders).
A summary of the Company's stock option activity under both stock incentive plans was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Balance as of December 31, 2021(2)	44,185,488	$13.31	8.46 years	$279,242
Granted	2,326,800	10.55
Exercised	(1,604,022)	1.25
Canceled and forfeited	(1,194,748)	5.79
Balance as of March 31, 2022(2)	43,713,518	$13.81	8.32 years	$140,555
Vested as of March 31, 2022	9,629,103	$1.98	6.44 years	$89,837
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options and these balances include all exercisable stock options regardless of vesting status.
As of March 31, 2022, aggregate unrecognized compensation costs related to unvested outstanding stock options, excluding the CEO Long-Term Performance Award, was $88.6 million. These costs are expected to be recognized over a period of 2.6 years.
The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Dividend yield	0.0%	0.0%
Expected volatility	58.62%	49.93%
Expected term (in years)	6.08	6.02
Risk-free interest rate	1.99%	0.36%
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
As of March 31, 2022, the aggregate unrecognized compensation cost of the CEO Long-Term Performance Award was $157.1 million, which is expected to be recognized over the remaining derived service period of 3.8 years.
Secondary Sales of Common Stock
Prior to the completion of the IPO, certain economic interest holders acquired outstanding common stock from current or former employees for a purchase price greater than the Company's estimated fair value at the time of the transactions. During the three months ended March 31, 2022, the Company did not record any share-based compensation expense related to secondary sales of common stock. During the three months ended March 31, 2021, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $5.9 million.
9.    Warrants to Purchase Common Stock
In 2021 and 2020, the Company issued warrants to Customers to purchase up to 1,150,000 and 750,000 shares of the Company’s common stock, respectively. These warrants vest based on certain performance conditions that include issuing a specific percentage of new cards on the Company’s Platform over a defined measurement period and reaching certain annual transaction count thresholds over the contract term, respectively. All warrants have an exercise price of $0.01 per share. These warrants are classified as equity instruments and are treated as consideration payable to a Customer. The grant date fair values of these warrants are recorded as a reduction to net revenue over the term of the respective Customer contract based on the expected pattern of processing volume generated by the Customer and the probability of vesting conditions being met. The aggregate fair values of the warrants issued in 2021 and 2020 were $26.4 million and $5.7 million, respectively. As of March 31, 2022, 392,171 warrants were vested, and the Company recorded $1.6 million as a reduction of revenue during the three months then ended related to these warrants. The Company recorded an immaterial amount as a reduction of revenue during the three months ended March 31, 2021. Upon vesting, the fair value of the vested warrants are recorded into the Company’s additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the Customer over the term of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.

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
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss attributable to Class A and Class B common stockholders	$(60,598)	$(12,838)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	542,565,992	130,841,306
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.11)	$(0.10)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the three months ended March 31, 2022 and 2021.
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
The Company considered its proportionate share of the potentially dilutive shares issued by its equity method investee in its dilutive net loss per share calculation. All potentially dilutive shares of its equity method investee were excluded from the computation as they would have an anti-dilutive effect.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of March 31,
	2022	2021
Redeemable convertible preferred stock, all series	—	351,844,340
Warrants to purchase redeemable convertible preferred stock	—	203,610
Warrants to purchase Class B common stock	1,900,000	2,569,528
Stock options outstanding, including early exercise of options	43,713,518	24,332,915
Unvested RSUs outstanding	16,666,972	6,503,203
Shares committed under the ESPP	372,775	—
Stock options and RSUs available for future grants	79,545,451	2,493,159
Total	142,198,716	387,946,755
11.    Income Tax
The income tax expense (benefit) and the associated effective tax rates were not significant for all periods presented. The effective tax rate was lower than the U.S. federal statutory rate primarily because of the domestic valuation allowances.
12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and unbilled Customers' receivable, or collectively, Customers' receivables, and settlements receivable. Cash on deposit with financial institutions may, at times, exceed federally insured limits. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists. Cash and cash equivalents as of March 31, 2022 and December 31, 2021 include $1.2 billion and $1.2 billion, respectively, of investments in three money market mutual funds, which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.
As of March 31, 2022, marketable securities were $447.0 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $412.5 million, or 92% of the marketable securities. All debt securities within the Company's portfolio are investment grade.
As of December 31, 2021, marketable securities were $452.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $418.3 million, or 92% of the marketable securities. All debt securities within the Company's portfolio are investment grade.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended March 31, 2022 and 2021, 86% and 94% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s Platform, net of returns and chargebacks, was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one Customer. For the three months ended March 31, 2022 and 2021, this Customer accounted for 66% and 73% of the Company’s net revenue, respectively. As of March 31, 2022, two customers accounted for 10% and 11% of the Company’s accounts receivable, respectively.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
13.    Related Party Transactions
The Company may enter into transactions with related parties.
Prior to the completion of the IPO, DFS Services LLC, a holder of more than 5% of the Company's outstanding capital stock pre-IPO, was a related party. During the three months ended March 31, 2021, the Company incurred $11.0 million in Card Network fees, net, recorded within costs of revenue, to PULSE Network LLC, an entity affiliated with DFS Services LLC.
The Company has an equity method investment in a private company, which is a related party. During the three months ended March 31, 2022, the Company earned net revenue of $1.8 million from the private company and had $5.1 million in revenue share payable to this private company as of March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward Looking Statements”, our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A below.
Overview
Marqeta’s modern card issuing platform, or our Platform, empowers our customers, or our Customers, to create customized payment cards that provide innovative payment experiences for their customers, shoppers, and end users. We serve customers in multiple industry verticals including financial services, buy-now-pay-later, and on demand services. Before the rise of modern card issuing, creating cards was slow, complex, and subject to mistakes. Marqeta helps solve these problems. Our Platform, powered by open APIs, enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases that are either the core of, or in support of, their core business.
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
Impact of COVID-19
The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. While the rate of vaccinations continues to improve, the potential for new variants and subvariants contributes to the continuing worldwide public health concern of the COVID-19 virus.
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
There remains uncertainty about the pace of economic recovery, including uncertainty related to the labor market, inflation, and fiscal and monetary policy responses from the federal government. Businesses continue to face difficulty in hiring and meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays that first occurred due to the initial COVID-19 outbreak.
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

	Three Months Ended March 31,
	2022	2021
Total Processing Volume (TPV) (in millions)	$36,626	$23,998

Net revenue (in thousands)	$166,102	$107,983
Gross profit (in thousands)	$74,726	$49,857
Gross margin	45%	46%
Net loss (in thousands)	$(60,598)	$(12,838)
Net loss margin	(36)%	(12)%

Adjusted EBITDA (in thousands)	$(10,453)	$1,647
Adjusted EBITDA margin	(6)%	2%
Total Processing Volume (TPV) - TPV represents the total dollar amount of payments processed through our Platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our Platform, growth of our brand, growth of our Customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; legal, financial, and tax due diligence costs related to potential acquisitions; income tax expense (benefit); and other income (expense) net, which consists of changes in the fair value of redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO), realized foreign currency gains and losses, interest income from our marketable securities, our share of equity method investments’ profit or loss, and impairment of equity method investments or other financial instruments. We believe that adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize adjusted EBITDA as an input into our calculation of certain annual employee bonus plans. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA.
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
Platform services revenue, net. Platform services revenue includes Interchange Fees, net of Revenue Share and other service-level payments to Customers. Platform services revenue also includes processing and other fees. Interchange Fees are earned on card transactions we process for our Customers and are based on a percentage of the transaction amount plus a fixed amount per transaction. Interchange Fees are recognized when the associated transactions are settled.
Revenue Share payments are incentives to Customers to increase processing volumes on our Platform. Revenue Share is generally computed as a percentage of the Interchange Fees earned or processing volume and is paid to Customers monthly. Revenue Share payments are recorded as a reduction to revenue. As Customers' processing volumes increase, the rates at which we share revenue generally increase.
Processing and other fees primarily include fees earned when end users use payment cards at automated teller machines and minimum processing fees if Customers' processing volumes fall below certain thresholds.
Other services revenue. Other services revenue primarily consists of revenue earned for card fulfillment services. Card fulfillment fees are generally billed to Customers upon ordering card inventory and recognized as revenue when the cards are shipped to the Customers.
Costs of Revenue
Costs of revenue consist of Card Network fees, Issuing Bank fees, and card fulfillment costs. Card Network fees are equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank fees compensate our Issuing Banks for issuing cards to our Customers and sponsoring our card programs with the Card Networks and are equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
We have separate marketing and incentive arrangements with Card Networks that provide us with monetary incentives for establishing Customer card programs with, and routing volume through, the respective Card Network. The amount of the incentives is generally determined based on a percentage of the processing volume or the number of transactions routed over the Card Network. We record these incentives as a reduction of Card Network fees included in costs of revenue. Generally, as processing volumes increase, we earn a higher rate of monetary incentives from these arrangements, subject to attaining certain volume thresholds during a six-month or annual measurement period. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Additionally, unusual fluctuations in Card Network fees can occur in the quarter in which volume thresholds are attained as higher incentive rates are applied to volumes over the entire measurement periods, which can span six or twelve months.
Operating Expenses
Compensation and Benefits. Compensation and benefits consist primarily of salaries, employee benefits, incentive compensation, contractors’ cost and share-based compensation.
Technology. Technology consists primarily of third-party hosting fees, software licenses, and hardware purchases below our capitalization threshold, and support and maintenance costs.
Professional Services. Professional services consist primarily of consulting, legal, and recruiting fees.
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
Other Income (Expense), net
Other income (expense), net consists primarily of impairment of equity method investments or other financial instruments, changes in the fair value of the redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO), realized foreign currency gains and losses, equity method investment share of loss, and interest income from our marketable securities.
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes and U.K. income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net revenue	$166,102	$107,983
Costs of revenue	91,376	58,126
Gross profit	74,726	49,857
Operating expenses:
Compensation and benefits	100,348	46,904
Technology	11,384	5,626
Professional services	4,770	4,196
Occupancy	1,115	1,086
Depreciation and amortization	979	907
Marketing and advertising	559	495
Other operating expenses	4,843	1,295
Total operating expenses	123,998	60,509
Loss from operations	(49,272)	(10,652)
Other income (expense), net	(11,677)	(2,167)
Loss before income tax expense	(60,949)	(12,819)
Income tax expense (benefit)	(351)	19
Net loss	$(60,598)	$(12,838)

Comparison of the Three Months Ended March 31, 2022 and 2021
Net Revenue

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Net revenue:
Total platform services, net	$160,999	$106,453	$54,546	51%
Other services	5,103	1,530	3,573	234%
Total net revenue	$166,102	$107,983	$58,119	54%

Total Processing Volume (TPV) (in millions)	$36,626	$23,998	$12,628	53%
Total net revenue increased by $58.1 million, or 54%, for the three months ended March 31, 2022 compared to the same period in 2021, of which increase $31.3 million was attributable to Block. The increase in net revenue was primarily driven by a 53% increase in TPV. Net Interchange Fees in the three months ended March 31, 2022 increased primarily due to the increase in TPV, partially offset by an increase in Revenue Share payments attributable to increased average Revenue Share rates, compared to the same period in 2021.
The increase in TPV was mainly driven by increases in processing volume from our financial services and buy-now-pay-later Customers. TPV for our top five Customers, measured by TPV in each respective period, grew by 39% for the three months ended March 31, 2022 compared to the same period in 2021, while TPV from all other Customers, as a group, grew by 168% for the three months ended March 31, 2022 compared to the same period in 2021.
Costs of Revenue and Gross Margin

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Costs of revenue:
Card Network fees, net	$79,581	$49,829	$29,752	60%
Issuing Bank fees	7,301	6,451	850	13%
Other	4,494	1,846	2,648	143%
Total costs of revenue	$91,376	$58,126	$33,250	57%

Gross profit	$74,726	$49,857	$24,869	50%
Gross margin	45%	46%
Costs of revenue increased by $33.3 million, or 57%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to increased Card Network fees as the result of the 53% increase in TPV and 51% increase in the number of corresponding transactions.
Card Network fees for the three months ended March 31, 2022 reflect an amendment to one of our Card Networks incentive arrangements that was executed in the third quarter of 2021 and included a provision that enabled us to earn increased incentives for volume processed through the Card Network commencing April 1, 2021. Also, Card Network fees for the three months ended March 31, 2021 reflect a $3.0 million annual cumulative adjustment to our Card Networks incentive that did not recur in the three months ended March 31, 2022 because the relevant milestones were achieved in March 2021 and December 2021. Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.

Issuing Bank fees increased by $0.9 million, or 13%, in the three months ended March 31, 2022 compared to the same period in 2021, which was lower than the percentage of increase in TPV as a result of reduced Issuing Bank fees for certain of our Customers. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $24.9 million, or 50%, in the three months ended March 31, 2022 compared to the same period in 2021. Our gross margin decreased by 1% in the three months ended March 31, 2022 compared to the same period in 2021.
Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	63,343	35,512	$27,831	78%
Share-based compensation	37,005	11,392	$25,613	225%
Total compensation and benefits	100,348	46,904	$53,444	114%
Percentage of net revenue	60%	43%
Technology	11,384	5,626	5,758	102%
Percentage of net revenue	7%	5%
Professional services	4,770	4,196	574	14%
Percentage of net revenue	3%	4%
Occupancy	1,115	1,086	29	3%
Percentage of net revenue	1%	1%
Depreciation and amortization	979	907	72	8%
Percentage of net revenue	1%	1%
Marketing and advertising	559	495	$64	13%
Percentage of net revenue	—%	—%
Other operating expenses	4,843	1,295	3,548	274%
Percentage of net revenue	3%	1%
Total operating expenses	$123,998	$60,509	$63,489
Compensation and benefits expenses increased by $53.4 million, or 114%, for the three months ended March 31, 2022 compared to the same period in 2021. Salaries, bonus, benefits, and payroll taxes increased by $27.8 million predominately due to a $22.3 million, or 79%, increase in salaries. The increase in salaries was driven by the increase in average headcount, and the increase in compensation rates due to increased competition in the job market and inflation. Additionally, bonus expense increased $4.2 million, or 80%, during the three months ended March 31, 2022 compared to the same period in 2021 due to the increase in full time employees and the broadening of our corporate bonus plan to cover more employees. We expect rates of compensation to continue to increase in the future in part due to the labor market competition that is currently prevalent in the U.S. economy and inflation.
Compensation and benefits expenses also increased in the three months ended March 31, 2022 compared to the same period in 2021 due to a $25.6 million increase in share-based compensation expense, mainly because of the increase in the number of our employees and the CEO Long-Term Performance Award as detailed in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Share-based compensation
Restricted stock units	$15,345	$—	$15,345	n/m
Stock options	7,659	5,505	2,154	39%
CEO Long-Term Performance Award	13,121	—	13,121	n/m
Employee Stock Purchase Plan	880	—	880	n/m
Secondary sales of common stock	—	5,887	(5,887)	(100)%
Total share-based compensation	$37,005	$11,392	$25,613	225%
n/m = not meaningful
Technology expenses increased by $5.8 million, or 102%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was due to a $3.4 million increase in third-party hosting costs to support our continued growth and a $2.4 million increase in software licensing costs as we continue implementing new systems and tools.
Professional services expenses increased by $0.6 million, or 14%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was mainly due to a $0.5 million increase in recruiting fees.
Occupancy expense remained flat for the three months ended March 31, 2022 compared to the same period in 2021 as most of our employees and service providers continue to work remotely. We will continue to evaluate the need for additional office space.
Depreciation and amortization remained relatively flat for the three months ended March 31, 2022 compared to the same period in 2021.
Marketing and advertising expenses remained relatively flat for the three months ended March 31, 2022 compared to the same period in 2021.
Other operating expenses increased by $3.5 million, or 274%, for the three months ended March 31, 2022 compared to the same period in 2021 as a result of an increase in insurance costs of $2.1 million, and an increase in other miscellaneous operating expenses of $1.4 million.
Other Income (Expense), net

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(11,677)	$(2,167)	$(9,510)	439%
Percentage of net revenue	(7)%	(2)%
Other income (expense), net increased by $9.5 million, or 439%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was mostly due to an impairment of $11.6 million of an option to purchase the remaining equity interests in an equity method investee, offset by a decrease in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant liabilities of $2.3 million.
Customer Concentration
We generated 66% and 73% of our net revenue from our largest Customer, Block, during the three months ended March 31, 2022 and 2021, respectively.

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
A reconciliation of net loss to adjusted EBITDA for the periods presented is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net revenue	$166,102	$107,983
Net loss	$(60,598)	$(12,838)
Net loss margin	(36)%	(12)%

Net loss	$(60,598)	$(12,838)
Depreciation and amortization expense	979	907
Share-based compensation expense	37,005	11,392
Payroll tax expense related to share-based compensation	835	—
Other expense (income), net	11,677	2,167
Income tax expense (benefit)	(351)	19
Adjusted EBITDA	$(10,453)	$1,647
Adjusted EBITDA Margin	(6)%	2%

Liquidity and Capital Resources
Since our inception through June 30, 2021, we financed our operations primarily through sales of equity securities and payments received from our Customers. In June 2021, we completed our IPO in which we received aggregate proceeds of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million.
As of March 31, 2022, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling $1.6 billion, with such amounts held for working capital purposes. Our cash equivalents and marketable securities were comprised primarily of money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
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
As of March 31, 2022, we had $7.8 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our Customers' funds are not deposited at the Issuing Bank in time to settle our Customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(46,759)	$17,870
Net cash (used in) provided by investing activities	(834)	8,760
Net cash (used in) provided by financing activities	(2,731)	567
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(50,324)	$27,197
Operating Activities
Our largest source of cash provided by our operating activities is our net revenue. Our primary uses of cash in our operating activities are for Card Network and Issuing Bank fees, and employee-related compensation. The timing of settlement of certain operating liabilities, including Revenue Share payments, bonus payments and prepayments made to cloud-computing service providers, can affect the amounts reported as net cash provided by operating activities on the condensed consolidated statement of cash flows.
Net cash was used in operating activities in the three months ended March 31, 2022 compared to net cash provided in the same period in 2021 primarily due to the net impact of increases in net revenue and related cash collections and cash paid for costs of revenues and operating expenses, increases in non-cash charges primarily for share-based compensation expense, and net changes in operating assets and liabilities.

Investing Activities
Net cash provided by investing activities consists primarily of maturities of our investments in marketable securities. Net cash used in investing activities consists primarily of purchases of marketable securities and purchases of property and equipment.
Net cash was used in investing activities in the three months ended March 31, 2022 compared to net cash provided in the same period in 2021 primarily due to the increase in purchases of marketable securities and the decrease in maturities of marketable securities.
Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the issuance our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities, and payments of offering costs related to the IPO.
Net cash was used in financing activities in the three months ended March 31, 2022 compared to net cash provided in the same period in 2021 primarily due to the payment to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs, offset by the decrease in payment of offering costs.
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
As of March 31, 2022, we had non-cancellable purchase commitments with certain Issuing Banks and service providers of $227.6 million, payable over the next 5 years. These purchase obligations include $219.0 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.

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
We believe that of our significant accounting policies discussed in “Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” in the Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.

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
For certain revenue contracts, we estimate variable consideration and material rights to record each period. This requires that we estimate the expected processing volume over the term of the contract, including any additional extension of the term associated with a material right. These estimates are predominantly derived by analysis of historical trends and are updated on a quarterly basis. Changes made to these assumptions during the three months ended March 31, 2022 did not have a material impact to the net revenue recorded during the three months ended March 31, 2022.

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
Secondary Sales of Common Stock. During the three months ended March 31, 2021, prior to the completion of the IPO, certain stockholders acquired outstanding common stock from current or former employees for a purchase price greater than the estimated fair value of our common stock at the time of the respective transaction. The determination of whether the excess of purchase price over the estimated fair value represents share-based compensation is highly judgmental. We determined whether secondary sales of common stock by employees and former employees resulted in share-based compensation expense by evaluating the extent of our involvement in secondary sale transactions, whether the purchaser of the shares is an existing or new stockholder, and the extent the sale price per share exceeds our estimated fair value per share. We recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $5.9 million during the three months ended March 31, 2021. Such amounts were recorded in compensation and benefits expense on the condensed consolidated statements of operations and comprehensive loss.
Subsequent to the completion of the IPO, we did not record share-based compensation expense related to secondary sales of our common stock.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities totaling $1.6 billion as of March 31, 2022. Such amounts included cash deposits, money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our marketable securities as “available-for-sale” and have not yet adopted ASU 2016-13 (See Note 2 to our Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies—New Accounting Standards Not Yet Adopted” for additional information), no gains or losses are recognized in the condensed consolidated statement of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We have the ability to hold all marketable securities until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of March 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have experienced rapid growth in recent periods. Our total net revenue was $517.2 million, $290.3 million and $143.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, an increase of 78% and 103% from the prior years, respectively. Our total net revenue was $166.1 million and $108.0 million in the three months ended March 31, 2022 and 2021, respectively, an increase of 54%. In future periods, we may not be able to sustain net revenue growth consistent with recent history, or at all. Further, because we operate in an evolving payments industry, our ability to grow and innovate is important to our success. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
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

We also expect our operating expenses to increase in future periods, and if our net revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be adversely affected, and we may not be able to achieve profitability. We have also encountered in the past, and expect to encounter in the future, risks and uncertainties frequently experienced by growing companies in evolving industries as further detailed in these “Risk Factors.” If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our growth rates may slow and our business would suffer. In the near term, we expect our TPV and net revenue growth rates may continue to be variable as a result of the COVID-19 pandemic and the significant military action against Ukraine launched by Russia, and we are unable to predict the duration, degree, or volatility of future growth with any certainty.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of Customer service and satisfaction, and our business, results of operations, and financial condition could be adversely affected.
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our workforce has grown to 856 employees as of March 31, 2022 from 554 employees as of March 31, 2021. We have offices in the United Kingdom, or U.K., and Australia, and a presence in Singapore as of March 31, 2022, and we plan to continue to expand our international presence and operations into other countries in the future. We have also historically experienced significant growth in the number of Customers using our Platform, the number of card programs and solutions we manage for our Customers, and TPV on our Platform.
To manage operations and personnel growth, we will need to continue to grow and improve our operational, financial, and management controls, and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to expand our systems and infrastructure before our net revenue increases without any assurances that our net revenue will increase. We also believe that our corporate culture has been and will continue to be a valuable component of our success. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth as our employees and other service providers increasingly work from anywhere in the world. Failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could reduce our ability to recruit and retain personnel, innovate, operate effectively, and execute on our business strategy, potentially adversely affecting our business, results of operations, and financial condition. Additionally, as a result of the COVID-19 pandemic, our global workforce has been working remotely or in hybrid settings, with expected future phased office re-openings potentially limiting our employees’ ability to perform certain job functions and, over time, negatively impacting corporate culture.
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
A small number of Customers account for a large percentage of our net revenue. For the twelve months ended December 31, 2021, 2020 and 2019, Block accounted for 69%, 70% and 60% of our net revenue, respectively, and for the three months ended March 31, 2022 and 2021, Block accounted for 66% and 73% of our net revenue, respectively.

Although we expect the net revenue from our largest Customer will decrease over time as a percentage of our total net revenue as we generate more net revenue from other Customers, we expect that net revenue from a relatively small group of Customers will continue to account for a significant portion of our net revenue in the near term. Additionally, consolidation within our Customers’ industries has accelerated in recent years, which has in turn increased the concentration of our Customers, and these trends may continue. For example, Block, our largest Customer, announced in February 2022 that it had completed its acquisition of our Customer Afterpay Limited, which may increase the percentage of our net revenue represented by our largest Customer. Furthermore, in the event that any of our largest Customers stop using our Platform or use our Platform in a reduced capacity, our business, results of operations, and financial condition would be adversely affected. In addition, any publicity associated with the loss of any of these Customers may adversely affect our reputation and could make it more difficult to attract and retain other Customers.
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
We have incurred significant net losses since our inception, including net losses of $163.9 million, $47.7 million and $122.3 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively, and $60.6 million and $12.8 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve profitability in the future. Because the market for our Platform, products, and services is evolving, it is difficult for us to predict our results of operations or our market opportunity. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, adjust compensation packages to hire new or retain employees in an increasingly competitive job market, expand our operations and infrastructure, both domestically and internationally, continue to enhance our Platform and develop and expand its capabilities, expand our products and services, and expand and improve our APIs. These initiatives may be more costly than we expect and may not result in increased net revenue. In addition, as a public company, we have incurred, and we will continue to incur, additional significant legal, insurance, accounting, and other expenses that we did not incur as a private company. Any failure to increase our net revenue sufficiently to keep pace with the increases in expenses resulting from these initiatives, investments, and other activities could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis in future periods. If we fail to achieve profitability, our business, results of operations, and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
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
•the amount of compensation for and timing of hiring new employees;
•the rate of expansion and productivity of our sales force;
•the timing and extent of increases of grants or vesting of equity awards to employees, directors, or consultants and the recognition of associated share-based compensation expenses and related payroll tax;
•fluctuations in foreign currency exchange rates;
•fluctuations in interest rates;
•increased inflation;
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
Our continued growth depends on the efficient operation of our Platform without interruption or degradation of performance. Our business involves processing large numbers of transactions, enabling the movement of large sums of money on an aggregate basis, and the management of large amounts of data, and a system outage or data loss could have a material adverse effect on our business, results of operations, and financial condition. We may experience service interruptions, data loss, outages, and other performance problems due to a variety of factors, including infrastructure changes or failures, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, ransomware attacks, or other security-related incidents, including as retaliation against financial institutions for sanctions imposed against Russia as a result of the significant military action against Ukraine launched by Russia. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order, and we may face difficulties remediating and otherwise responding to any such issues, including resuming operations in a timely manner for our Customers and preventing data loss.

Moreover, we depend on services from various third-party vendors to maintain our infrastructure, including data center facilities and Amazon Web Services, Inc., or AWS, as our cloud storage platform. We conduct vendor due diligence; however, if a service provider fails to develop and maintain sufficient internal control processes or fails to provide sufficient capacity to support our Platform or otherwise experiences service outages, such failure could interrupt the operation of our Platform, potentially adversely affecting our Customers or their perception of our Platform’s reliability and adversely affecting the business of Customers using our Platform. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our Platform. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our Platform until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our Customers could experience service shortfalls. We may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, as well as to increase efficiency.
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
In March 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic. Since then, the COVID-19 pandemic has continued to spread and evolve. The related public health measures, including orders to shelter in place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, Customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The extent to which such measures are renewed or new measures are put in place will depend upon how the pandemic and the global response continues to evolve, including the distribution of available vaccines, the rates at which they are administered, the emergence of new variants of the virus, and the possible development of endemic status for COVID-19.
The pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, has impacted our day-to-day operations. Like many other companies, the majority of our workforce has been working remotely and engaging with prospects and Customers who have also generally been working remotely. While public health measures in the United States have largely lifted, many Customer, employee, and industry events continue to be virtual-only experiences due to the pandemic. Live event attendance and sponsorship is one of the ways we have historically connected with prospective Customers. We rely on events, such as Money20/20, for a portion of our lead generation. A contingent of our employees attended Money20/20 in person in 2021, but the possibility of future variants of COVID-19 creates continuing uncertainty around live industry events in 2022. Because our solution is technical and requires in-depth discussions around Customer use cases, it can be challenging to acquire new Customers through predominantly online outreach, such as virtual events, email, and targeted ads. We have also observed fatigue from prospective Customers around attending virtual events, making it more difficult to acquire Customers through such events. Any cancellation or postponement of live events may impair our ability to acquire new Customers and prospects and may also result in the loss of financial commitments made to such events. In addition, we may incur increased workforce costs, including costs associated with implementing additional personnel and workplace safety protocols when our employees return to an office, and workplace or labor claims and disputes related to COVID-19.
Any continued spread and evolution of COVID-19 could also have an adverse impact on our vendors, partners, and Customers, therefore materially and adversely impacting our business, results of operations, and overall financial performance in future periods. For example, we have experienced, and may continue to experience, a decrease in processing volumes from certain Customers, particularly those in industries that are heavily impacted by various public health measures, such as travel; delayed sales cycles, including Customers and prospective Customers delaying contract signing or contract renewals; and delays in launching strategic partnerships and opportunities. These disruptions could continue to adversely affect our business, results of operations, and financial condition, and could have other negative impacts on us.
While we have developed and continue to develop plans to help mitigate the potential negative impact of the pandemic on our business, it is possible the COVID-19 pandemic, particularly any new variant strains of the virus, could further impact our operations and the operations of our Customers, partners, and vendors as a result of quarantines, illnesses, and travel and logistics restrictions. Supply chain disruption, a global labor shortage, increased inflation, and the ebb and flow of COVID-19, including in specific geographies, create uncertainty as to the pace of our and our Customers’, partners’, and vendors’ recovery and our business outlook. Our efforts to mitigate the potential negative impact of the pandemic on our business may not be effective. It is not possible for us to predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations, or financial condition at this time. The extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, increases in infection rates and hospitalizations, the resulting impact on the businesses of our Customers, partners, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, and the extent that normal economic and operating conditions are impacted. To the extent the COVID-19 pandemic adversely affects our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. For more information on the effect of COVID-19 and potential risks to us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19.”

Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Interchange Fees, could adversely affect our business.
We rely on our relationships with financial institutions, including Issuing Banks and Card Networks, that provide certain services that are an important part of our product offering. We have in the past and may in the future have disagreements with these financial institutions. If we are unable to maintain the quality of these relationships or fail to comply with our contractual requirements with these financial institutions, our business would be adversely affected. We partner with Issuing Banks, who issue payment cards to our Customers and settle payment transactions on such cards. A significant portion of our payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended March 31, 2022 and 2021, 86% and 94%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to settle our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the three other U.S. Issuing Banks that we currently contract with. Switching a significant portion or all of our processing volume to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses, and termination fees under our agreement with Sutton Bank if unilaterally terminated by us without Sutton Bank's consent. We could also lose Customers if we do not have another Issuing Bank who is willing to support such Customers. Diversifying our contractual relationships and operations with Issuing Banks may increase the complexity of our operations and may also lead to increased costs.
We also have agreements directly with Card Networks, such as Visa, Mastercard, and PULSE, which is part of the Discover Global Network, that, among other things, provide us certain monetary incentives based on the processing volume of our Customers’ transactions routed through the respective Card Network. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Unusual fluctuations in network fees can occur in the quarter in which volume thresholds are achieved as higher incentive rates are applied to volumes over the entire measurement periods, which can span 6 or 12 months, which can affect our financial results for a given quarter or fiscal year. If we were to lose our certification with a Card Network, we could lose Customers if they needed to switch to a different Card Network for which we did not have a certification. The Issuing Banks and Card Networks we work with may fail to process transactions, breach their agreements with us, or refuse to renew or renegotiate our agreements with them on terms that are favorable, commercially reasonable, or at all. They might also take actions that could degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining relationships with Issuing Banks and Card Networks, our business may be adversely affected.
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
We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is important to achieving widespread acceptance of our Platform and the products and services we offer, expanding our base of Customers and end users, and increasing our TPV. Our brand is predicated on the idea that we offer modern payment solutions to our Customers and our Platform helps enable them to successfully operate their businesses. We are dedicated to building and maintaining a Platform our Customers can trust and creating solutions for our Customers who choose to build and grow their businesses with our card programs and other services. Maintaining and promoting our brand will depend largely on our ability to continue to provide a useful, reliable, secure, and innovative Platform, as well as our ability to maintain trust and be a payments processing innovator and leader. We may, from time to time, introduce, or make changes to, our Platform, products, services, privacy practices, or other practices or terms of service that Customers do not like, which may materially and adversely affect our brand. Brand promotion activities may not generate Customer awareness or increase net revenue, and even if they do, any increase in net revenue may not offset the expenses we incur in building our brand. In addition, due to the COVID-19 pandemic and related restrictions on travel, we have not been able to organize certain marketing and promotional events and in-person meetings to facilitate Customer adoption and generate leads with potential Customers. If we fail to successfully promote and maintain our brand or if we incur excessive expense in this effort, our business could be materially and adversely affected.
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
During the twelve months ended December 31, 2021, and the three months ended March 31, 2022, we derived 2% and 3%, respectively, of our net revenue from Customers located outside the United States. The future success of our business will depend, in part, on our ability to offer our Platform and services internationally and expand our international Customer base. While we have been expanding our Platform, products, services and sales efforts internationally, our experience in selling our Platform, products, and services outside of the United States is early. Our process for identifying countries to expand into may not be successful and may take a considerable amount of time, effort, and expense, and we may not realize benefits from expansion into a particular market. Additionally, the spread of COVID-19 may complicate efforts to expand our business internationally by restricting our ability to travel and engage in certain market diligence, sales and marketing activities abroad. Furthermore, our business model may not be successful or have the same traction outside the United States and we may face additional regulatory hurdles. As a result, our investment in marketing our Platform to these potential Customers may not be successful. If we are unable to increase the net revenue that we derive from international Customers, then our business, results of operations, and financial condition may be adversely affected.
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
•Increased costs from local Card Networks, Bank Identification Number, or BIN, sponsors, and other local providers;
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
We are and will continue to be subject to the risk of losses relating to the day-to-day settlement of payment transactions that is inherent in our business model, including with respect to pre-funding and chargeback requests. Customers deposit a certain amount of pre-funding into their Customer account at our Issuing Banks. However, depending on the model of the card program and the timing of funding and transactions, some transactions that exceed the amount of pre-funding in the Customer’s account are still authorized. Customers are ultimately responsible for fulfilling their obligations to fund transactions. However, when a Customer does not have sufficient funds to settle a transaction, we are liable to the Issuing Bank to settle the transaction and may incur losses as a result of claims from the Issuing Bank. We would seek to recover such losses from the Customer, but we may not fully recover them if the Customer is unwilling or unable to pay due to their financial condition. Because we are liable to the Issuing Banks, we may also bear the risk of losses if a Customer does not provide payment due to fraudulent or disputed transactions. We may also bear the risk of losses if a Customer is unwilling or unable to pay for physical card inventory that has been customized for the Customer. Additionally, when a chargeback request is approved, the purchase price of the transaction is refunded to the Customer’s end user’s account through our Platform. If we do not properly process the chargeback, the Customer may request that we fund the refunded amount to their end user. We have in the past, and may in the future, incur costs relating to the improper processing of chargeback requests.
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
Our success depends largely upon the continued services of our executive officers and other key employees. There have been changes in the past, recent changes, and there may be changes in the future, to our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we recently appointed a new Chief Financial Officer, Michael Milotich, effective February 22, 2022. Additionally, from time to time we may reorganize the Company’s departments in an effort to increase efficiencies or better serve our Customers, including consolidating groups under existing or new executives. For example, we recently consolidated the marketing team, including our sales development representatives, and business development team, including strategic, enterprise, and emerging sales units as well as our partnerships teams, into one go-to-market function under our Chief Operating Officer, Vidya Peters.

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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates in part on historical experience, market observable inputs, if available, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition and accounting for share-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
In addition to laws and regulations that apply directly to us, we are contractually subject to certain laws and regulations through our relationships with Issuing Banks and Card Networks, which operate in a highly regulated industry. Additionally, as a program manager, we are responsible for ensuring compliance with Issuing Banks’ requirements and Card Network rules, and we help create regulatory compliant card programs for our Customers. In some cases, our inability to ensure such compliance could expose us to liability or indemnification claims from our Customers or partners. Furthermore, legislative and regulatory changes could prompt our Issuing Banks to alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business. For example, due to our relationships with certain Issuing Banks and Card Networks, we may be subject to indirect supervision and examination by the CFPB, which is engaged in rulemaking and regulation of the payments industry, including, among other things, the regulation of prepaid cards, buy now, pay later financing programs, and the enforcement of certain protections under applicable regulations. While reform in the payment industry, such as the formation of the CFPB, has focused on individual consumer protection, legislatures continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business, results of operations, and financial condition due to increased compliance costs and new restrictions affecting the terms under which we offer our Platform or our products and services.

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
Governmental bodies and industry organizations in the United States and abroad have adopted, or are considering adopting, laws and regulations restricting the use of, and requiring safeguarding of, personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. Further, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020 and imposes additional restrictions and requirements on the collection, processing, and disclosure of personal information, including imposing increased penalties related to data privacy incidents. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, amends the CCPA and creates additional obligations relating to personal information that take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states, such as Colorado and Virginia, have passed or are also considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. Many obligations under these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
In the European Economic Area, the GDPR, which became effective in 2018, extends the scope of European Union data protection law to companies processing personal data of European Union residents, regardless of the company’s location, and requires companies to meet stringent requirements regarding the handling of personal data. The GDPR also imposes some limitations on international transfers of personal data. The GDPR imposes substantial obligations and risk upon our business and provides for significant penalties in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of a company group’s annual global turnover, whichever is higher. Further, following the exit of the U.K. from the European Union, it remains unclear how the U.K. Data Protection Act, which implemented the GDPR in the U.K., and other U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. We have incurred substantial expense in complying with new data protection legal frameworks and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our net revenue and our business overall. Additionally, because these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us.
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
In addition, we may use third parties to conduct business on our behalf abroad. We or such third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies we outsource certain of our business operations to, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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

Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market, or Nasdaq. If our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K, and if at that time we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest on management’s assertions in that Form 10-K.
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
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of the COVID-19 pandemic and other global economic factors. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 69.9% of the voting power of our capital stock as of March 31, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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
In addition, as of March 31, 2022, we had 43,713,518 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class B common stock or Class A common stock, as well as 16,666,972 total shares of Class B or Class A common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
As of March 31, 2022, unrecognized compensation costs related to unvested RSUs and unvested outstanding stock options, excluding the CEO Long-Term Performance Award, were $204.5 million and $88.6 million, respectively. These costs are expected to be recognized over a weighted-average period of 3.3 years and 2.6 years, respectively.
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
As of March 31, 2022, the aggregate unrecognized compensation cost related to the CEO Long-Term Performance Award was $157.1 million, which is expected to be recognized over the remaining derived service period of 3.8 years.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. A significant natural disaster, such as an earthquake, fire, or flood, occurring at our headquarters, at one of our other facilities, or where a vendor is located, could adversely affect our business, results of operations, and financial condition. Further, if a natural disaster or man-made problem were to affect our vendors, this could adversely affect the ability of our Customers to use our Platform. In addition, natural disasters and acts of terrorism or war (including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or general effect on the global economy) could cause disruptions in our or our Customers’ businesses, national economies, or the world economy as a whole, including actual and anticipated levels of inflation. Health concerns or political or governmental developments in countries where we or our Customers and vendors operate could result in economic, social, or labor instability and could have a material adverse effect on our business, results of operations, and financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended March 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1 - January 31, 2022	—	$—
February 1 - February 28, 2022	6,250	$0.40
March 1 - March 31, 2022	16,501	$1.66
Total	22,751	$1.31
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1#*	Separation and Release Agreement between the Registrant and Philip (Tripp) Faix dated March 14, 2022.
10.2#*	Amended Non-Employee Director Compensation Policy.
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: May 11, 2022	By:	/s/ Jason Gardner
	Name:	Jason Gardner
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)