Form 10-Q
period 2022-06-30
Marqeta, Inc.
filed 2022-08-10
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, there were 445,684,316 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 103,183,503 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the effect of the COVID-19 pandemic and other public health emergencies on global economies our business, results of operations, financial condition, demand for our Platform, sales cycles and Customer retention;
•our future financial performance, including our net revenue, costs of revenue and operating expenses and our ability to achieve future profitability;
•our ability to effectively manage or sustain our growth and expand our operations;
•our ability to enhance our Platform and services and develop and expand our capabilities;
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
•the impact of increasing geopolitical uncertainty, rising inflation and increased labor market competition;
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

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,220,273	$1,247,581
Restricted cash	7,800	7,800
Marketable securities	444,873	452,875
Accounts receivable, net	8,109	13,187
Settlements receivable, net	10,433	11,266
Network incentives receivable	13,266	30,399
Prepaid expenses and other current assets	38,642	35,617
Total current assets	1,743,396	1,798,725
Property and equipment, net	8,643	9,687
Operating lease right-of-use assets, net	10,185	11,296
Equity method investment	7,875	8,384
Other assets	6,831	2,286
Total assets	$1,776,930	$1,830,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$901	$2,693
Revenue share payable	117,087	121,179
Accrued expenses and other current liabilities	110,517	114,096
Total current liabilities	228,505	237,968
Operating lease liabilities, net of current portion	10,786	12,427
Other liabilities	3,082	6,557
Total liabilities	242,373	256,952
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and 1,500,000,000 Class A shares authorized, 442,733,727 and 421,792,153 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. 600,000,000 and 600,000,000 Class B shares authorized, 103,200,003 and 119,591,365 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	54	54
Additional paid-in capital	2,067,435	1,993,055
Accumulated other comprehensive loss	(10,193)	(2,230)
Accumulated deficit	(522,739)	(417,453)
Total stockholders’ equity	1,534,557	1,573,426
Total liabilities and stockholders’ equity	$1,776,930	$1,830,378
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$186,678	$122,266	$352,780	$230,249
Costs of revenue	108,629	75,291	200,005	133,417
Gross profit	78,049	46,975	152,775	96,832
Operating expenses:
Compensation and benefits	97,868	97,755	198,216	144,658
Technology	13,154	7,569	24,538	13,195
Professional services	5,794	3,831	10,564	8,028
Occupancy	1,148	907	2,263	1,993
Depreciation and amortization	921	874	1,900	1,781
Marketing and advertising	886	495	1,445	990
Other operating expenses	4,995	3,530	9,838	4,825
Total operating expenses	124,766	114,961	248,764	175,470
Loss from operations	(46,717)	(67,986)	(95,989)	(78,638)
Other income (expense), net	1,802	(481)	(9,875)	(2,648)
Loss before income tax expense	(44,915)	(68,467)	(105,864)	(81,286)
Income tax expense (benefit)	(227)	87	(578)	106
Net loss	$(44,688)	$(68,554)	$(105,286)	$(81,392)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(181)	(12)	(200)	(26)
Net change in unrealized gain (loss) on marketable securities	(1,896)	(56)	(7,763)	(87)
Net other comprehensive income (loss)	(2,077)	(68)	$(7,963)	$(113)
Comprehensive loss	$(46,765)	$(68,622)	$(113,249)	$(81,505)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.29)	$(0.19)	$(0.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	544,704,146	234,669,664	543,524,008	183,784,697
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	541,383,518	$54	$1,993,055	$(2,230)	$(417,453)	$1,573,426
Issuance of common stock upon exercise of options	—	—	1,604,022	—	2,285	—	—	2,285
Repurchase of early exercised stock options	—	—	(22,751)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	642,827	—	(4,702)	—	—	(4,702)
Vesting of common stock warrants	—	—	—	—	2,102	—	—	2,102
Share-based compensation expense	—	—	—	—	37,005	—	—	37,005
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(5,886)	—	(5,886)
Net loss	—	—	—	—	—	—	(60,598)	(60,598)
Balance as of March 31, 2022	—	$—	543,607,616	$54	$2,029,745	$(8,116)	$(478,051)	$1,543,632
Issuance of common stock upon exercise of options	—	—	1,314,467	—	1,543	—	—	1,543
Repurchase of early exercised stock options	—	—	(28,268)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	368,955	—	2,775	—	—	2,775
Issuance of common stock upon net settlement of restricted stock units	—	—	670,960	—	(3,878)	—	—	(3,878)
Vesting of common stock warrants	—	—	—	—	2,102	—	—	2,102
Share-based compensation expense	—	—	—	—	35,148	—	—	35,148
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(2,077)	—	(2,077)
Net loss	—	—	—	—	—	—	(44,688)	(44,688)
Balance as of June 30, 2022	—	$—	545,933,730	$54	$2,067,435	$(10,193)	$(522,739)	$1,534,557
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	351,844,340	$501,881	130,312,838	$13	$39,769	$25	$(253,524)	$(213,717)
Issuance of common stock upon exercise of vested options	—	—	1,904,186	—	1,410	—	—	1,410
Issuance of common stock upon early exercise of unvested options	—	—	319,883	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(18,567)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	223	—	—	223
Share-based compensation expense	—	—	—	—	11,392	—	—	11,392
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(12,838)	(12,838)
Balance as of March 31, 2021	351,844,340	$501,881	132,518,340	$13	$52,794	$(20)	$(266,362)	$(213,575)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	52,272,727	7	1,312,331	—	—	1,312,338
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(351,844,340)	(501,881)	351,844,340	34	501,847	—	—	501,881
Reclassification of redeemable convertible preferred stock warrant liabilities to common stock and additional paid-in capital upon initial public offering	—	—	—	—	5,438	—	—	5,438
Issuance of common stock upon exercise of options	—	—	859,343	—	1,161	—	—	1,161
Repurchase of early exercised stock options	—	—	(9,897)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	730,186	—	(10,273)	—	—	(10,273)
Issuance of common stock upon exercise of common stock warrants	—	—	668,412	—	—	—	—	—
Vesting of common stock warrants	—	—	—	—	2,102	—	—	2,102
Share-based compensation expense	—	—	—	—	55,536	—	—	55,536
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(68,554)	(68,554)
Balance as of June 30, 2021	—	$—	538,883,451	$54	$1,920,936	$(88)	$(334,916)	$1,585,986
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(105,286)	$(81,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,900	1,781
Share-based compensation expense	72,153	66,928
Non-cash operating leases expense	1,111	1,058
Amortization of premium on marketable securities	338	716
Impairment of other financial instruments	11,616	—
Other	326	2,974
Changes in operating assets and liabilities:
Accounts receivable	5,067	2,416
Settlements receivable	833	3,269
Network incentives receivable	17,133	(17,415)
Prepaid expenses and other assets	(14,982)	354
Accounts payable	(1,609)	(18)
Revenue share payable	(4,092)	3,824
Accrued expenses and other liabilities	(6,987)	22,738
Operating lease liabilities	(1,464)	(1,420)
Net cash (used in) provided by operating activities	(23,943)	5,813
Cash flows from investing activities:
Purchases of property and equipment	(868)	(1,096)
Purchases of marketable securities	(12,999)	(13,145)
Maturities of marketable securities	12,900	57,188
Net cash (used in) provided by investing activities	(967)	42,947
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	1,319,809
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	3,407	2,539
Proceeds from shares issued in connection with employee stock purchase plan	2,775	—
Taxes paid related to net share settlement of restricted stock units	(8,580)	(10,273)
Payment of deferred offering costs	—	(1,981)
Net cash (used in) provided by financing activities	(2,398)	1,310,094
Net (decrease) increase in cash, cash equivalents, and restricted cash	(27,308)	1,358,854
Cash, cash equivalents, and restricted cash- Beginning of period	1,255,381	228,233
Cash, cash equivalents, and restricted cash - End of period	$1,228,073	$1,587,087
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,220,273	$1,579,287
Restricted cash	7,800	7,800
Total cash, cash equivalents, and restricted cash	$1,228,073	$1,587,087
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$84	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$1,184	$1,476
Deferred offering costs not yet paid	$—	$1,153
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
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States, United Kingdom, and Australia and a legal entity in Singapore as of June 30, 2022.
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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Use of Estimates
The preparation of the financial statements requires management to make estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions relate to the fair value of equity awards and warrants, share-based compensation, the estimation of variable consideration in contracts with Customers, the reserve for contract contingencies and processing errors, the fair value of equity method investments, and the collectability of accounts receivable. Actual results could differ materially from these estimates.
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the three and six months ended June 30, 2022, the Company incurred net losses of $44.7 million and $105.3 million, respectively, and had an accumulated deficit of $522.7 million as of June 30, 2022. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for Customers, acquiring new Customers, developing its brand, expanding into new geographies and developing the existing Platform infrastructure. The Company believes that its cash and cash equivalents of $1.2 billion and marketable securities of $444.9 million as of June 30, 2022 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. Since then, the COVID-19 pandemic has continued to spread throughout the United States and the world. The Company continues to monitor the situation and may take actions that alter its operations and business practices as may be required by federal, state, or local authorities or that the Company determines are in the best interests of its Customers, vendors, and employees. The economic effect of the pandemic combined with increased geopolitical uncertainty, rising inflation, and other public health emergencies might have an impact on the Company’s future reporting periods. The effects are difficult to predict and could result in material financial impact on the Company’s financial results.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies during the three and six months ended June 30, 2022.
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources, and evaluating the Company's financial performance.
For the three and six months ended June 30, 2022 and 2021, revenue outside of the United States, based on the billing address of the Customer, was not material. As of June 30, 2022 and December 31, 2021, long-lived assets located outside of the United States were not material.
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
New Accounting Standards Not Yet Adopted
As an emerging growth company, the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption date discussed below reflects this election. The Company will no longer qualify as an emerging growth company as of December 31, 2022.
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with the current expected credit loss, or CECL, model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The CECL model requires a company to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance will be effective for the Company beginning December 31, 2022. The amendment requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. Based on its preliminary assessment, the Company does not expect the impact of this ASU to be material on its condensed consolidated financial statements.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from Customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform services revenue, net	$181,102	$118,524	$342,100	$224,978
Other services revenue	5,576	3,742	10,680	5,271
Total net revenue	$186,678	$122,266	$352,780	$230,249
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	June 30, 2022	December 31, 2021
Contract assets - current	Prepaid expenses and other current assets	$469	$950
Contract assets - non-current	Other assets	977	927
Total contract assets		$1,446	$1,877
Deferred revenue - current	Accrued expenses and other current liabilities	$16,559	$19,060
Deferred revenue - non-current	Other liabilities	3,082	6,107
Total deferred revenue		$19,641	$25,167
Net revenue recognized during the three months ended June 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $3.4 million and $2.4 million, respectively. Net revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $8.4 million and $1.6 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in Customer contracts for future stand-ready obligations to process transactions throughout the contractual term.
As of June 30, 2022 and December 31, 2021, $2.8 million and $4.2 million of the deferred revenue balance represents a material right for discounted revenue share rates provided to a Customer as part of a contractual renewal option, respectively.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
4.    Marketable Securities
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$420,162	$—	$(9,713)	$410,449
Commercial paper	18,972	—	—	18,972
Corporate debt securities	15,631	—	(179)	15,452
Total marketable securities	$454,765	$—	$(9,892)	$444,873

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$420,392	$—	$(2,107)	$418,285
Commercial paper	13,878	—	—	13,878
Asset-backed securities	2,003	—	(1)	2,002
Corporate debt securities	18,731	3	(24)	18,710
Total marketable securities	$455,004	$3	$(2,132)	$452,875
The Company had eighteen and eight separate marketable securities in unrealized loss positions as of June 30, 2022 and December 31, 2021, respectively. The Company did not identify any marketable securities that were other-than-temporarily impaired as of June 30, 2022 and December 31, 2021. The Company does not intend to sell any marketable securities that have unrealized losses on June 30, 2022 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.
The following table summarizes the stated maturities of the Company’s marketable securities:

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$342,294	$335,772	$64,914	$64,879
Due after one year through two years	112,471	109,101	390,090	387,996
Total	$454,765	$444,873	$455,004	$452,875

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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	June 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$468,318	$—	$—	$468,318
Marketable securities
U.S. government securities	410,449	—	—	410,449
Commercial paper	—	18,972	—	18,972
Corporate debt securities	—	15,452	—	15,452
Total assets	$878,767	$34,424	$—	$913,191

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$1,213,543	$—	$—	$1,213,543
Marketable securities
U.S. government securities	418,284	—	—	418,284
Commercial paper	—	13,878	—	13,878
Asset-backed securities	—	2,002	—	2,002
Corporate debt securities	—	18,711	—	18,711
Total assets	$1,631,827	$34,591	$—	$1,666,418
The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three and six months ended June 30, 2022 and the year ended December 31, 2021.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
6. Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid hosting and data costs	$16,482	$2,455
Other prepaid expenses	8,370	6,492
Inventory	5,319	3,940
Prepaid insurance	339	3,546
Card program deposits	2,128	2,167
Contract assets	469	950
Other financial instruments	—	11,616
Other current assets	5,535	4,451
Prepaid expenses and other current assets	$38,642	$35,617
In 2021, the Company acquired a preferred equity interest in a private company that is accounted for under the equity method of accounting. Concurrent with this investment, the Company also acquired an option that gives the Company the right, but not the obligation, to purchase all of the remaining equity interests of the private company. During the six months ended June 30, 2022, the Company recorded an impairment of $11.6 million related to this option.
Property and Equipment, net
Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Leasehold improvements	$8,110	$8,110
Computer equipment	8,721	8,581
Furniture and fixtures	2,560	2,459
Internally developed and purchased software	3,082	2,954
	22,473	22,104
Accumulated depreciation and amortization	(13,830)	(12,417)
Property and equipment, net	$8,643	$9,687
Depreciation and amortization expense was $0.9 million and $0.9 million for the three months ended June 30, 2022 and 2021, and $1.9 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively.
The Company did not capitalize any material internal-use software costs during the three and six months ended June 30, 2022 because development costs meeting capitalization criteria were not material during the respective periods. The Company capitalized $1.4 million as internal-use software costs during the three and six months ended June 30, 2021.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued costs of revenue	$47,925	$41,339
Accrued compensation and benefits	25,377	32,954
Deferred revenue	16,559	19,060
Reserve for contract contingencies and processing errors	3,753	3,386
Operating lease liabilities, current portion	3,198	3,021
Accrued professional services	4,494	2,454
Other accrued liabilities	9,211	11,882
Accrued expenses and other current liabilities	$110,517	$114,096
Other Liabilities
Other liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Deferred revenue, net of current portion	$3,082	$6,107
Other long-term liabilities	—	450
Other liabilities	$3,082	$6,557
7.    Commitments and Contingencies
Operating Leases
The Company has a lease agreement for its corporate headquarters in Oakland, California for a total of 63,000 square feet. The non-cancellable operating lease expires in February 2026 and includes options to extend the lease term, generally at the then-market rates. The Company excludes extension options that are not reasonably certain to be exercised from its lease terms. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. The Company is responsible for operating expenses that exceed the amount of base operating expenses as defined in the original lease agreement.
The Company's operating lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$843	$869	$1,686	$1,738
Variable lease cost	261	(42)	418	70
Short-term lease cost	219	59	331	131
Total lease cost	$1,323	$886	$2,435	$1,939
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining operating lease term (in years)	3.6	4.1
Weighted average discount rate	7.7%	7.7%
Maturities of operating lease liabilities by year are as follows as of June 30, 2022:

Remainder of 2022	$2,073
2023	4,239
2024	4,472
2025	4,599
2026	780
Total lease payments	16,163
Less imputed interest	(2,179)
Total operating lease liabilities	$13,984
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$1,023	$1,032	$2,039	$2,065
Letters of Credit
In connection with the lease for its corporate headquarters office space, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, which deposit is classified as restricted cash in the condensed consolidated balance sheets.
Purchase Obligations
As of June 30, 2022, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $224.7 million, payable over the next 5 years. These purchase obligations include $219.0 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of eligible compensation that an employee contributes. During the three months ended June 30, 2022 and 2021, the Company contributed a total of $1.3 million and $0.7 million to its defined contribution plans, respectively. During the six months ended June 30, 2022 and 2021, the Company contributed a total of $3.4 million and $1.5 million to its defined contribution plans, respectively.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of June 30, 2022 and December 31, 2021, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
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
The following table presents the share-based compensation expense recognized in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	$15,078	$30,068	$30,423	$30,068
Stock options	6,160	8,272	13,818	13,777
CEO Long-Term Performance Award	13,267	11,363	26,388	11,363
Employee Stock Purchase Plan	643	78	1,524	78
Secondary sales of common stock	—	5,755	—	11,642
Total	$35,148	$55,536	$72,153	$66,928
Restricted Stock Units
Commencing in 2020, the Company began granting restricted stock units, or RSUs, to employees. RSUs granted prior to April 1, 2021 vest upon the satisfaction of both a service condition and a liquidity condition which was deemed satisfied in connection with the Company’s IPO. The service condition for these awards is satisfied over four years. On June 8, 2021, the Company completed its IPO and the liquidity condition for these awards was satisfied and the Company recognized $23.1 million of share-based compensation expense associated with RSUs that had service-vested as of the IPO completion date.
RSUs granted on or after April 1, 2021, vest upon the satisfaction of a service condition. The service condition for these awards is satisfied over four years.
A summary of the Company's RSU activity under the Plans was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2021	9,001,949	$18.30
Granted	17,387,744	10.48
Vested	(2,029,261)	14.77
Canceled and forfeited	(3,889,475)	14.88
Balance as of June 30, 2022	20,470,957	$11.11
As of June 30, 2022, unrecognized compensation costs related to unvested RSUs was $229.9 million. These costs are expected to be recognized over a period of 3.3 years.

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
A summary of the Company's stock option activity under both stock incentive plans was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Balance as of December 31, 2021(2)	44,185,488	$13.31	8.46 years	$279,242
Granted	3,013,518	10.39
Exercised	(2,918,489)	1.19
Canceled and forfeited	(2,755,876)	6.27
Balance as of June 30, 2022(2)	41,524,641	$14.41	7.87 years	$79,475
Vested as of June 30, 2022	10,381,579	$4.12	5.29 years	$59,976
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options and these balances include all exercisable stock options regardless of vesting status.
As of June 30, 2022, aggregate unrecognized compensation costs related to unvested outstanding stock options, excluding the CEO Long-Term Performance Award, was $76.5 million. These costs are expected to be recognized over a period of 2.5 years.
The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	61.90%	54.72%	59.37%	54.15%
Expected term (in years)	6.08	6.84	6.08	6.73
Risk-free interest rate	2.81%	1.32%	2.18%	1.22%
Subsequent to the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
CEO Long-Term Performance Award
In April and May 2021, the Company’s board of directors granted the Company’s Chief Executive Officer equity incentive awards in the form of performance-based stock options covering 19,740,923 and 47,267 shares of our Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively, or collectively, the CEO Long-Term Performance Award. The CEO Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price hurdles over a seven-year performance period following the expiration of the lock-up period associated with the IPO. The stock price hurdle will be achieved if the average closing price of a share of our Class A common stock during any 90 consecutive trading day period during the performance period equals or exceeds the Company stock price hurdle set forth in the table below.

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
As of June 30, 2022, the aggregate unrecognized compensation cost of the CEO Long-Term Performance Award was $143.8 million, which is expected to be recognized over the remaining derived service period of 3.6 years.
Secondary Sales of Common Stock
Prior to the completion of the IPO, certain economic interest holders acquired outstanding common stock from current or former employees for a purchase price greater than the Company's estimated fair value at the time of the transactions. During the three and six months ended June 30, 2022, the Company did not record any share-based compensation expense related to secondary sales of common stock. During the three and six months ended June 30, 2021, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $5.8 million and 11.6 million, respectively.
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
As of June 30, 2022, 483,838 warrants were vested. The Company recorded $1.8 million and $3.4 million as a reduction of revenue during the three and six months ended June 30, 2022, respectively, related to these warrants. The Company recorded an immaterial amount as a reduction of revenue during the three and six months ended June 30, 2021. Upon vesting, the fair values of the vested warrants are recorded into the Company’s additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the Customer over the term of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.

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
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to Class A and Class B common stockholders	$(44,688)	$(68,554)	$(105,286)	$(81,392)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	544,704,146	234,669,664	543,524,008	183,784,697
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.08)	$(0.29)	$(0.19)	$(0.44)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the three and six months ended June 30, 2022 and 2021.
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of June 30,
	2022	2021
Warrants to purchase Class B common stock	1,900,000	2,103,610
Stock options outstanding, including early exercise of options	41,524,641	48,319,951
Unvested RSUs outstanding	20,470,957	8,423,137
Shares committed under the ESPP	247,589	—
Stock options and RSUs available for future grants	75,973,184	60,474,494
Total	140,116,371	119,321,192
11.    Income Tax
The income tax expense (benefit) and the associated effective tax rates were not significant for all periods presented. The effective tax rate was lower than the U.S. federal statutory rate primarily because of the domestic valuation allowances.
12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and unbilled Customers' receivable, or collectively, Customers' receivables, and settlements receivable. Cash on deposit with financial institutions may, at times, exceed federally insured limits. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists. Cash and cash equivalents as of June 30, 2022 and December 31, 2021 include $0.5 billion and $1.2 billion, respectively, of investments in three money market mutual funds, which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.
As of June 30, 2022, marketable securities were $444.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $410.4 million, or 92% of the marketable securities. As of June 30, 2022, all debt securities within the Company's portfolio are investment grade.
As of December 31, 2021, marketable securities were $452.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $418.3 million, or 92% of the marketable securities. As of December 31, 2021, all debt securities within the Company's portfolio are investment grade.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended June 30, 2022 and 2021, 83% and 92% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s Platform, net of returns and chargebacks, was settled through Sutton Bank, respectively. For the six months ended June 30, 2022 and 2021, 84% and 93% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s Platform, net of returns and chargebacks, was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one Customer. For the three months ended June 30, 2022 and 2021, this Customer accounted for 69% and 72% of the Company’s net revenue, respectively. For the six months ended June 30, 2022 and 2021, this Customer accounted for 68% and 73% of the Company’s net revenue, respectively.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
13.    Related Party Transactions
The Company may enter into transactions with related parties.
The Company has an equity method investment in a private company, which is a related party. During the three and six months ended June 30, 2022, the Company earned net revenue of $0.7 million and $2.5 million from the private company, respectively, and had $0.5 million in revenue share payable to this private company as of June 30, 2022.
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
Overview
Marqeta’s modern card issuing platform, or our Platform, empowers our customers, or our Customers, to create customized payment cards that provide innovative payment experiences for their customers, shoppers, and end users. We serve customers in multiple industry verticals including financial services, buy-now-pay-later, and on demand services. Before the rise of modern card issuing, creating cards was slow, complex, and subject to mistakes. Marqeta helps solve these problems. Our Platform, powered by open APIs, enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases.
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
Impact of COVID-19
The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. While the majority of U.S residents are vaccinated, the potential for new variants and subvariants contributes to the continuing worldwide public health concern of the COVID-19 virus.
In response to the COVID-19 pandemic, we implemented measures to focus on employee safety and Customer support, while at the same time seeking to mitigate any negative impact on our financial position and operations. We implemented remote working capabilities for our entire company and have since moved to a “Flexible First” approach to work, meaning our employees are able to choose whether they work at home, at a co-working space, or, depending on where they live, in one of our office locations.
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
We are unable to predict how the COVID-19 pandemic will evolve and what effect the lifting of pandemic-related restrictions, and the levels of infection, will have on our processing volumes, and on our future results of operations. We continue to monitor the situation and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our Customers, vendors, and employees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Processing Volume (TPV) (in millions)	$40,457	$26,520	$77,083	$50,518

Net revenue (in thousands)	$186,678	$122,266	$352,780	$230,249
Gross profit (in thousands)	$78,049	$46,975	$152,775	$96,832
Gross margin	42%	38%	43%	42%
Net loss (in thousands)	$(44,688)	$(68,554)	$(105,286)	$(81,392)
Net loss margin	(24)%	(56)%	(30)%	(35)%

Adjusted EBITDA (in thousands)	$(10,225)	$(10,637)	$(20,678)	$(8,990)
Adjusted EBITDA margin	(5)%	(9)%	(6)%	(4)%
Total Processing Volume (TPV) - TPV represents the total dollar amount of payments processed through our Platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our Platform, growth of our brand, growth of our Customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; legal, financial, and tax due diligence costs related to potential acquisitions; income tax expense (benefit); and other income (expense) net, which consists of changes in the fair value of redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO), realized foreign currency gains and losses, interest income from our marketable securities, our share of equity method investments’ profit or loss, and impairment of equity method investments or other financial instruments. We believe that adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize adjusted EBITDA as an input into our calculation of our annual employee bonus plans. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA.
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
Processing and other fees include fees earned when payment cards are used at automated teller machines or to make cross-border purchases, and when Customers who primarily engaged us as an Issuer Processor use our processing services, which we sometimes refer to as Powered by Marqeta. Minimum processing fees, where Customers' processing volumes fall below certain thresholds, are also included in processing and other fees.
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
We have separate marketing and incentive arrangements with Card Networks that provide us with monetary incentives for establishing Customer card programs with, and routing volume through, the respective Card Network. The amount of the incentives is generally determined based on a percentage of the processing volume or the number of transactions routed over the Card Network. We record these incentives as a reduction of Card Network fees included in costs of revenue. Generally, as processing volumes increase, we earn a higher rate of monetary incentives from these arrangements, subject to attaining certain volume thresholds during an annual measurement period. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Additionally, unusual fluctuations in Card Network fees can occur in the quarter in which volume thresholds are attained as higher incentive rates are applied to volumes over the entire measurement periods, which can span six or twelve months.
Operating Expenses
Compensation and Benefits. Compensation and benefits consist primarily of salaries, employee benefits, incentive compensation, contractors’ cost and share-based compensation.
Technology. Technology consists primarily of third-party hosting fees, software licenses, and hardware purchases below our capitalization threshold, and support and maintenance costs.
Professional Services. Professional services consist primarily of consulting, legal, audit, and recruiting fees.
Occupancy. Occupancy consists primarily of rent expense, repairs, maintenance, and other building related costs.
Depreciation and Amortization. Depreciation and amortization consist primarily of depreciation of our fixed assets.

Marketing and Advertising. Marketing and advertising consist primarily of costs of general marketing and promotional activities.
Other Operating Expenses. Other operating expenses consist primarily of indirect state and local taxes, insurance costs, employee travel-related expenses, employee training, charitable donations, and other general office expenses.
We expect our operating expenses to increase in absolute dollars as our business grows. We also expect to continue to incur increased expenses to operate as a public company including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, including regarding internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and qualifying as a "large accelerated filer" under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year.
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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net revenue	$186,678	$122,266	$352,780	$230,249
Costs of revenue	108,629	75,291	200,005	133,417
Gross profit	78,049	46,975	152,775	96,832
Operating expenses:
Compensation and benefits	97,868	97,755	198,216	144,658
Technology	13,154	7,569	24,538	13,195
Professional services	5,794	3,831	10,564	8,028
Occupancy	1,148	907	2,263	1,993
Depreciation and amortization	921	874	1,900	1,781
Marketing and advertising	886	495	1,445	990
Other operating expenses	4,995	3,530	9,838	4,825
Total operating expenses	124,766	114,961	248,764	175,470
Loss from operations	(46,717)	(67,986)	(95,989)	(78,638)
Other income (expense), net	1,802	(481)	(9,875)	(2,648)
Loss before income tax expense	(44,915)	(68,467)	(105,864)	(81,286)
Income tax expense (benefit)	(227)	87	(578)	106
Net loss	$(44,688)	$(68,554)	$(105,286)	$(81,392)

Comparison of the Three Months Ended June 30, 2022 and 2021
Net Revenue

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Net revenue:
Total platform services, net	$181,102	$118,524	$62,578	53%
Other services	5,576	3,742	1,834	49%
Total net revenue	$186,678	$122,266	$64,412	53%

Total Processing Volume (TPV) (in millions)	$40,457	$26,520	$13,937	53%
Total net revenue increased by $64.4 million, or 53%, for the three months ended June 30, 2022 compared to the same period in 2021, of which increase $40.9 million was attributable to our largest customer, Block. The increase in net revenue was primarily driven by a 53% increase in TPV.
The increase in TPV was mainly driven by increases in processing volume from our financial services, from Customers that engaged us solely as an Issuer Processor (also referred to as Powered by Marqeta Customers), and from buy-now-pay-later Customers. TPV for our top five Customers, measured by TPV in each respective period, grew by 48% in the three months ended June 30, 2022 compared to the same period in 2021, while TPV from all other Customers, as a group, grew by 81% in the three months ended June 30, 2022 compared to the same period in 2021.
Costs of Revenue and Gross Margin

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Costs of revenue:
Card Network fees, net	$96,412	$63,887	$32,525	51%
Issuing Bank fees	7,722	7,559	163	2%
Other	4,495	3,845	650	17%
Total costs of revenue	$108,629	$75,291	$33,338	44%

Gross profit	$78,049	$46,975	$31,074	66%
Gross margin	42%	38%
Costs of revenue increased by $33.3 million, or 44%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increased Card Network fees as the result of the 53% increase in TPV and 54% increase in the number of corresponding transactions.
Card Network fees for the three months ended June 30, 2022 reflect lower fees driven by lower rates due the mix of ATM versus purchase transactions, and an amendment to one of our Card Networks incentive arrangements that was executed in the third quarter of 2021. Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Issuing Bank fees increased by $0.2 million, or 2%, in the three months ended June 30, 2022 compared to the same period in 2021, as a result of an amendment to one of our Issuing Banks’ arrangements that was executed in the third quarter of 2021. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $31.1 million, or 66%, in the three months ended June 30, 2022 compared to the same period in 2021. Our gross margin increased by 4 percentage points in the three months ended June 30, 2022 compared to the same period in 2021.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	62,720	42,219	$20,501	49%
Share-based compensation	35,148	55,536	$(20,388)	(37)%
Total compensation and benefits	97,868	97,755	$113	—%
Percentage of net revenue	52%	80%
Technology	13,154	7,569	5,585	74%
Percentage of net revenue	7%	6%
Professional services	5,794	3,831	1,963	51%
Percentage of net revenue	3%	3%
Occupancy	1,148	907	241	27%
Percentage of net revenue	1%	1%
Depreciation and amortization	921	874	47	5%
Percentage of net revenue	—%	1%
Marketing and advertising	886	495	$391	79%
Percentage of net revenue	—%	—%
Other operating expenses	4,995	3,530	1,465	42%
Percentage of net revenue	3%	3%
Total operating expenses	$124,766	$114,961	$9,805
Salaries, bonus, benefits, and payroll taxes increased by $20.5 million predominately due to a $15.7 million, or 48%, increase in salaries, and a $4.3 million, or 62%, increase in bonus expense. The increase in salaries and bonus expense was driven by the increase in average headcount and the increase in compensation rates.
Share-based compensation decreased by $20.4 million in the three months ended June 30, 2022 compared to the same period in 2021 mainly due to $23.1 million of expense recognized in the three months ended June 30, 2021 for cumulative prior service as of the IPO completion date for RSUs with both a service and liquidity vesting condition that did not recur in the three months ended June 30, 2022, $5.8 million of expense recognized in the three months ended June 30, 2021 related to secondary sales of common stock that did not recur in the three months ended June 30, 2022, offset by an increase in share-based compensation expense due the increase in the number of our employees and the CEO Long-Term Performance Award as detailed in the table below:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Share-based compensation
Restricted stock units	$15,078	$30,068	$(14,990)	(50)%
Stock options	6,160	8,272	(2,112)	(26)%
CEO Long-Term Performance Award	13,267	11,363	1,904	17%
Employee Stock Purchase Plan	643	78	565	724%
Secondary sales of common stock	—	5,755	(5,755)	n/m
Total share-based compensation	$35,148	$55,536	$(20,388)	(37)%
n/m = not meaningful

Technology expenses increased by $5.6 million, or 74%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was due to a $3.8 million increase in third-party hosting costs to support our continued growth and a $1.8 million increase in software licensing costs as we add headcount and implement internal systems and tools.
Professional services expenses increased by $2.0 million, or 51%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was mainly due to a $2.0 million increase in consulting fees.
Occupancy expense increased by $0.2 million, or 27%, for the three months ended June 30, 2022 compared to the same period in 2021 mainly due to $0.2 million increase in repairs, maintenance, and other building related costs.
Depreciation and amortization remained relatively flat for the three months ended June 30, 2022 compared to the same period in 2021.
Marketing and advertising expenses increased by $0.4 million, or 79%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to tradeshow costs.
Other operating expenses increased by $1.5 million, or 42%, for the three months ended June 30, 2022 compared to the same period in 2021 as a result of an increase in insurance costs of $1.5 million.
Other Income (Expense), net

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$1,802	$(481)	$2,283	(475)%
Percentage of net revenue	1%	—%
Other income (expense), net increased by $2.3 million, or 475%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was mostly due to a $2.1 million increase in interest income earned on our marketable securities portfolio and cash deposits.
Customer Concentration
We generated 69% and 72% of our net revenue from our largest Customer, Block, during the three months ended June 30, 2022 and 2021, respectively.

Comparison of the Six Months Ended June 30, 2022 and 2021
Net Revenue

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Net revenue:
Total platform services, net	$342,100	$224,978	117,122	52%
Other services	10,680	5,271	5,409	103%
Total net revenue	$352,780	$230,249	$122,531	53%

Total Processing Volume (TPV) (in millions)	$77,083	$50,518	$26,565	53%
Total net revenue increased by $122.5 million, or 53%, for the six months ended June 30, 2022 compared to the same period in 2021, of which $72.2 million was generated by Block. The increase in net revenue was primarily driven by the 53% increase in TPV.
Other services revenue increased $5.4 million, or 103%, in the six months ended June 30, 2022 compared to the same period in 2021 due primarily to the increase in card fulfillment revenue.
The increase in TPV was mainly driven by increases in processing volume from our financial services, from Customers that engaged us solely as an Issuer Processor (also referred to as Powered by Marqeta Customers), and from buy-now-pay-later customers. TPV for our top five Customers, measured by TPV in each respective period, grew by 44% in the six months ended June 30, 2022 compared to the same period in 2021, while TPV from all other Customers, as a group, grew 113% in the six months ended June 30, 2022 compared to the same period in 2021.
Costs of Revenue and Gross Margin

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Costs of revenue:
Card Network fees, net	175,993	113,716	$62,277	55%
Issuing Bank fees	15,023	14,010	1,013	7%
Other	8,989	5,691	3,298	58%
Total costs of revenue	$200,005	$133,417	$66,588	50%

Gross profit	$152,775	$96,832	$55,943	58%
Gross margin	43%	42%
Costs of revenue increased by $66.6 million, or 50%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increased Card Network fees as the result of the 53% increase in TPV and 53% increase in the number of corresponding transactions. Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Card Network fees for the six months ended June 30, 2022 reflect an amendment to one of our Card Networks incentive arrangements that was executed in the third quarter of 2021. Also, Card Network fees for the six months ended June 30, 2021 reflect an annual cumulative incentive that did not occur in the six months ended June 30, 2022 because the relevant milestones were achieved in March 2021 and December 2021.
Issuing Bank fees increased $1.0 million, or 7%, for the six months ended June 30, 2022 compared to the same period in 2021, as a result of an amendment to one of our Issuing Banks’ arrangements that was executed in the third quarter of 2021. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.

As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $55.9 million, or 58%, for the six months ended June 30, 2022 compared to the same period in 2021. Our gross margin increased to 43% during the six months ended June 30, 2022 compared to the same period in 2021.
Operating Expenses

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	126,063	77,730	$48,333	62%
Share-based compensation	72,153	66,928	$5,225	8%
Total compensation and benefits	198,216	144,658	$53,558	37%
Percentage of net revenue	56%	63%
Professional services	10,564	8,028	2,536	32%
Percentage of net revenue	3%	3%
Technology	24,538	13,195	11,343	86%
Percentage of net revenue	7%	6%
Occupancy	2,263	1,993	270	14%
Percentage of net revenue	1%	1%
Depreciation and amortization	1,900	1,781	119	7%
Percentage of net revenue	1%	1%
Marketing and advertising	1,445	990	$455	46%
Percentage of net revenue	—%	—%
Other operating expenses	9,838	4,825	5,013	104%
Percentage of net revenue	3%	2%
Total operating expenses	$248,764	$175,470	$73,294
Salaries, bonus, benefits, and payroll taxes increased by $48.3 million predominately due to a $38.0 million, or 62%, increase in salaries, and an $8.5 million, or 70%, increase in bonus expense. The increase in salaries and bonus expense was driven by the increase in average headcount, and the increase in compensation rates.
Share-based compensation increased by 5.2 million in the six months ended June 30, 2022 compared to the same period in 2021 mainly due to $38.5 million increase in share-based compensation expense due the increase in the number of our employees and the CEO Long-Term Performance Award offset by $23.1 million of expense recognized in the three months ended June 30, 2021 for cumulative prior service as of the IPO completion date for RSUs with both a service and liquidity vesting condition that did not recur in the six months ended June 30, 2022, and $11.6 million of expense recognized in the six months ended June 30, 2021 related to secondary sales of common stock that did not recur in the six months ended June 30, 2022 as detailed in the table below:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Share-based compensation
Restricted stock units	$30,423	$30,068	$355	1%
Stock options	13,818	13,777	41	—%
CEO Long-Term Performance Award	26,388	11,363	15,025	132%
Employee Stock Purchase Plan	1,524	78	1,446	1854%
Secondary sales of common stock	—	11,642	(11,642)	n/m
Total share-based compensation	$72,153	$66,928	$5,225	8%
n/m = not meaningful
Technology expenses increased by $11.3 million, or 86%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was due to a $7.2 million increase in third-party hosting costs to support our continued growth, and a $4.2 million increase in software licensing costs as we add headcount and implement internal systems and tools.
Professional services expenses increased by $2.5 million, or 32%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was due to a $2.1 million increase in accounting, consulting, and legal fees.
Occupancy expense increased by $0.3 million, or 14%, for the six months ended June 30, 2022 compared to the same period in 2021 mainly due to $0.2 million increase in repairs, maintenance, and other building related costs.
Depreciation and amortization remained relatively flat for the six months ended June 30, 2022 compared to the same period in 2021.
Marketing and advertising expenses increased by $0.5 million, or 46%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to tradeshow costs, and advertising and brand awareness investments.
Other operating expenses increased by $5.0 million, or 104%, for the six months ended June 30, 2022 compared to the same period in 2021 as a result of an increase in insurance costs of $3.6 million, and an increase in other miscellaneous operating expenses of $1.2 million.
Other Income (Expense), net

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(9,875)	$(2,648)	$(7,227)	273%
Percentage of net revenue	(3)%	(1)%
Other income (expense), net increased by $7.2 million, or 273%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was mostly due to an impairment of $11.6 million of an option to purchase the remaining equity interests in an equity method investee, offset by a decrease in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant liabilities of $2.9 million, recorded upon the Company’s IPO, and increase in interest income earned on our marketable securities portfolio and other cash deposit balances of $2.3 million.
Customer Concentration
We generated 68% and 73% of our net revenue from our largest Customer, Block, during the six months ended June 30, 2022 and 2021, respectively.

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
A reconciliation of net loss to adjusted EBITDA for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net revenue	$186,678	$122,266	$352,780	$230,249
Net loss	$(44,688)	$(68,554)	$(105,286)	$(81,392)
Net loss margin	(24)%	(56)%	(30)%	(35)%

Net loss	$(44,688)	$(68,554)	$(105,286)	$(81,392)
Depreciation and amortization expense	921	874	1,900	1,781
Share-based compensation expense	35,148	55,536	72,153	66,928
Payroll tax expense related to share-based compensation	423	939	1,258	939
Other expense (income), net	(1,802)	481	9,875	2,648
Income tax expense (benefit)	(227)	87	(578)	106
Adjusted EBITDA	$(10,225)	$(10,637)	$(20,678)	$(8,990)
Adjusted EBITDA Margin	(5)%	(9)%	(6)%	(4)%

Liquidity and Capital Resources
Since our inception through June 30, 2021, we financed our operations primarily through sales of equity securities and payments received from our Customers. In June 2021, we completed our IPO in which we received aggregate proceeds of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million.
As of June 30, 2022, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling $1.7 billion, with such amounts held for working capital purposes. Our cash equivalents and marketable securities were comprised primarily of bank deposits, money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
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
As of June 30, 2022, we had $7.8 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our Customers' funds are not deposited at the Issuing Bank in time to settle our Customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(23,943)	$5,813
Net cash (used in) provided by investing activities	(967)	42,947
Net cash (used in) provided by financing activities	(2,398)	1,310,094
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(27,308)	$1,358,854
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
Net cash was used in operating activities in the six months ended June 30, 2022 compared to net cash provided in the same period in 2021 primarily due to the net impact of increases in net revenue and related cash collections and cash paid for costs of revenues and operating expenses including a prepayment to a cloud-computing service provider and higher bonus payments, increases in non-cash charges primarily for share-based compensation expense, and net changes in operating assets and liabilities.

Investing Activities
Net cash provided by investing activities consists primarily of maturities of our investments in marketable securities. Net cash used in investing activities consists primarily of purchases of marketable securities and purchases of property and equipment.
Net cash was used in investing activities in the six months ended June 30, 2022 compared to net cash provided in the same period in 2021 primarily due to the increase in purchases of marketable securities and the decrease in maturities of marketable securities.
Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the issuance our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities, and payments of offering costs related to the IPO.
Net cash was used in financing activities in the six months ended June 30, 2022 compared to net cash provided in the same period in 2021 primarily due to the payment to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs, offset by the decrease in payment of offering costs.
Obligations and Other Commitments
There were no material changes in our obligations and other commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
As of June 30, 2022, we had non-cancellable purchase commitments with certain Issuing Banks and service providers of $224.7 million, payable over the next 5 years. These purchase obligations include $219.0 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
For additional information about our contractual obligations and other commitments, see Note 7 to our Condensed Consolidated Financial Statements “Commitments and Contingencies”.

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
We believe that of our significant accounting policies discussed in “Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in the Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.

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
Because (i) the aggregate worldwide market value of our voting common stock held by non-affiliates (or "public float") exceeded $700 million on June 30, 2022, (ii) we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least twelve calendar months, (iii) we have previously filed an annual report under Section 13(a) or 15(d) of the Exchange Act and (iv) we are not eligible for smaller reporting company status because we do not meet the revenues requirement for such status, we will qualify as a "large accelerated filer" under Rule 12b-2 of the Exchange Act as of the end of the current fiscal year. As a large accelerated filer, we will no longer qualify as an emerging growth company as of December 31, 2022.
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

For certain revenue contracts, we estimate variable consideration and material rights to record each period. This requires that we estimate the expected processing volume over the term of the contract, including any additional extension of the term associated with a material right. These estimates are predominantly derived by analysis of historical trends and are updated on a quarterly basis. Changes made to these assumptions during the three and six months ended June 30, 2022 did not have a material impact to the net revenue recorded during the three and six months ended June 30, 2022.
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
Secondary Sales of Common Stock. During the three and six months ended June 30, 2021, prior to the completion of the IPO, certain stockholders acquired outstanding common stock from current or former employees for a purchase price greater than the estimated fair value of our common stock at the time of the respective transaction. The determination of whether the excess of purchase price over the estimated fair value represents share-based compensation is highly judgmental. We determined whether secondary sales of common stock by employees and former employees resulted in share-based compensation expense by evaluating the extent of our involvement in secondary sale transactions, whether the purchaser of the shares is an existing or new stockholder, and the extent the sale price per share exceeds our estimated fair value per share. We recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $5.8 million and $11.6 million during the three and six months ended June 30, 2021. Such amounts were recorded in compensation and benefits expense on the condensed consolidated statements of operations and comprehensive loss.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities totaling $1.7 billion as of June 30, 2022. Such amounts included cash deposits, money market funds, U.S. government securities, commercial paper, and corporate debt securities. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our marketable securities as “available-for-sale”, no gains or losses are recognized in the condensed consolidated statement of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We have the ability to hold all marketable securities until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of June 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have experienced rapid growth in recent periods. Our total net revenue was $517.2 million, $290.3 million and $143.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, an increase of 78% and 103% from the prior years, respectively. Our total net revenue was $186.7 million and $122.3 million in the three months ended June 30, 2022 and 2021, respectively, an increase of 53%, and $352.8 million and $230.2 million in the six months ended June 30, 2022 and 2021, respectively, an increase of 53%. In future periods, we may not be able to sustain net revenue growth consistent with recent history, or at all. Further, because we operate in an evolving payments industry, our ability to grow and innovate is important to our success. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
•acquire new Customers and retain existing Customers;
•achieve widespread acceptance and use of our Platform and the products and services we offer;
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

We also expect our operating expenses to increase in future periods, and if our net revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be adversely affected, and we may not be able to achieve profitability. We have also encountered in the past, and expect to encounter in the future, risks and uncertainties frequently experienced by growing companies in evolving industries as further detailed in these “Risk Factors.” If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our growth rates may slow and our business would suffer. In the near term, our TPV and net revenue growth rates may be volatile as a result of rising interest rates, the effects of the COVID-19 pandemic and other potential global health emergencies, the significant military action against Ukraine launched by Russia and associated global impacts, and we are unable to predict the duration, degree, or volatility of future growth with any certainty.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of Customer service and satisfaction, and our business, results of operations, and financial condition could be adversely affected.
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our workforce has grown to 841 employees as of June 30, 2022 from 619 employees as of June 30, 2021. We have offices in the United States, United Kingdom, or U.K., and Australia, and a legal entity in Singapore as of June 30, 2022, and we plan to continue to expand our international footprint and operations into other countries in the future. We have also historically experienced significant growth in the number of Customers using our Platform, the number of card programs and solutions we manage for our Customers, and TPV on our Platform.
To manage operations and personnel growth, we will need to continue to grow and improve our operational, financial, and management controls, and our reporting systems and procedures. We will require significant expenditures and the allocation of significant management resources to expand our systems and infrastructure before our net revenue increases without any assurances that our net revenue will increase.
We also believe that our corporate culture has been and will continue to be a valuable component of our success. As a result of our experience with a remote and hybrid workforce during the COVID-19 pandemic, we have moved to a “Flexible First” approach to work, meaning our employees are able to choose whether they work at home, at a co-working space, or, depending on where they live, in one of our office locations. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth as our employees, contractors and other service providers increasingly work from anywhere in the world. Failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could reduce our ability to recruit and retain personnel, innovate, operate effectively, and execute on our business strategy, potentially adversely affecting our business, results of operations, and financial condition.
As more of our employees are located in new jurisdictions, we will be required to invest resources and to monitor continually changing local regulations and requirements, and we may experience a resulting increase in our expenses, decrease in employee productivity, and changes in our corporate culture.
We have in the past, and may in the future, experience high attrition and turnover rates across the Company, especially in light of increased competition in the U.S. labor market. The loss of these employees may lead to a decrease in institutional knowledge which may adversely affect our ability to expand our business.
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
A small number of Customers account for a large percentage of our net revenue. For the twelve months ended December 31, 2021, 2020 and 2019, Block accounted for 69%, 70% and 60% of our net revenue, respectively, and for the three months ended June 30, 2022 and 2021, Block accounted for 69% and 72% of our net revenue, respectively.

Although we expect the net revenue from our largest Customer will decrease over time as a percentage of our total net revenue as we generate more net revenue from other Customers, we expect that net revenue from a relatively small group of Customers will continue to account for a significant portion of our net revenue in the near term. Additionally, consolidation within our Customers’ industries has accelerated in recent years, which has in turn increased the concentration of our Customers, and these trends may continue. For example, Block, our largest Customer, announced in February 2022 that it had completed its acquisition of our Customer Afterpay Limited, which has and may continue to increase the percentage of our net revenue represented by our largest Customer. Furthermore, in the event that any of our largest Customers stop using our Platform or use our Platform in a reduced capacity, our business, results of operations, and financial condition would be adversely affected. In addition, any publicity associated with the loss of any of these Customers may adversely affect our reputation and could make it more difficult to attract and retain other Customers.
Our Customer contracts generally do not contain long-term commitments from our Customers, and our Customers may be able to terminate their agreements with us prior to expiration of the contract’s term. The current term of our agreement with Block for Cash App expires in March 2024 and the current term of our agreement with Block for Square Card expires in December 2024, and each agreement automatically renews thereafter for successive one-year periods. Furthermore, while certain of our Customer contracts have minimum volume commitments, others do not. There can be no assurance that we will be able to continue our relationships with our Customers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. In addition, the processing volume from Block has in the past fluctuated from period to period and may fluctuate or decline in future periods. Our net revenue and results of operations could suffer if, among other things, Block does not continue to use our products, uses fewer of our products, reduces its processing volume with us, or renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us.
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
We have incurred significant net losses since our inception, including net losses of $163.9 million, $47.7 million and $122.3 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively, $44.7 million and $68.6 million for the three months ended June 30, 2022 and 2021, respectively, and $105.3 million and $81.4 million for the six months ended June 30, 2022 and 2021. We expect to continue to incur net losses for the foreseeable future and we may not achieve profitability in the future. Because the market for our Platform, products, and services is evolving, it is difficult for us to predict our results of operations or our market opportunity. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, adjust compensation packages to hire new or retain employees in an increasingly competitive job market, expand our operations and infrastructure, both domestically and internationally, continue to enhance our Platform and develop and expand its capabilities, expand our products and services, and expand and improve our APIs. These initiatives may be more costly than we expect and may not result in increased net revenue. In addition, as a public company, we have incurred, and we will continue to incur, additional significant legal, insurance, accounting, and other expenses that we did not incur as a private company. Any failure to increase our net revenue sufficiently to keep pace with the increases in expenses resulting from these initiatives, investments, and other activities could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis in future periods. If we fail to achieve profitability, our business, results of operations, and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
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
•the amount of compensation for and timing of hiring new employees, and the impact of the increased labor market competition in the United States;
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
Our continued growth depends on the efficient operation of our Platform without interruption or degradation of performance. Our business involves processing large numbers of transactions, enabling the movement of large sums of money on an aggregate basis, and the management of large amounts of data, and a system outage or data loss could have a material adverse effect on our business, results of operations, and financial condition. We may experience service interruptions, data loss, outages, and other performance problems due to a variety of factors, including infrastructure changes or failures, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, phishing attacks, ransomware attacks, or other security-related incidents, including as retaliation against financial institutions for sanctions imposed against Russia as a result of the significant military action against Ukraine launched by Russia. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order, and we may face difficulties remediating and otherwise responding to any such issues, including resuming operations in a timely manner for our Customers and preventing data loss.
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
In March 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic. Since then, the COVID-19 pandemic has continued to spread and evolve. The related public health measures, including orders to shelter in place, travel restrictions, and mandated business closures, adversely affected workforces, organizations, Customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The extent to which such measures are renewed or new measures are put in place will depend upon how the pandemic and the global response continues to evolve, including the distribution of available vaccines, the rates at which they are administered, the emergence of new variants of the virus, and the possible development of endemic status for COVID-19.
As a result of our experience with a remote and hybrid workforce during the COVID-19 pandemic, we have moved to a “Flexible First” approach to work, meaning our employees are able to choose whether they work at home, at a co-working space, or, depending on where they live, in one of our office locations. We may incur increased workforce costs, including costs associated with implementing additional personnel and workplace safety protocols if our employees choose to return to our offices, as well as workplace or labor claims and disputes related to COVID-19.
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
Our efforts to mitigate the potential ongoing negative impact of the pandemic on our business may not be effective. It is not possible for us to predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations, or financial condition at this time, and to the extent the COVID-19 pandemic does adversely affect our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. For more information on the effect of COVID-19 and potential risks to us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19.”

Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Interchange Fees, could adversely affect our business.
We rely on our relationships with financial institutions, including Issuing Banks and Card Networks, that provide certain services that are an important part of our product offering. We have in the past and may in the future have disagreements with these financial institutions. If we are unable to maintain the quality of these relationships or fail to comply with our contractual requirements with these financial institutions, our business would be adversely affected. We partner with Issuing Banks, who issue payment cards to our Customers and settle payment transactions on such cards. A significant portion of our payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended June 30, 2022 and 2021, 83% and 92%, respectively, of TPV was settled through Sutton Bank. For the six months ended June 30, 2022 and 2021, 84% and 93%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank were to terminate our agreement or were unable or unwilling to settle our transactions, or if we unilaterally terminated our agreement with Sutton Bank, we would be required to switch some or all of our processing volume to one or more of the other Issuing Banks we contract with and we may incur termination fees and costs associated with increased or new operating expenses. Switching a significant portion or all of our processing volume from Sutton Bank to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses. We could also lose Customers if we do not have another Issuing Bank who is willing to support such Customers. Although we work with multiple Issuing Banks, in part, to provide options to Customers for their card issuing needs, diversifying our contractual relationships and operations with Issuing Banks increases the complexity of our operations and may also lead to increased costs.
We also have agreements directly with Card Networks, such as Visa, Mastercard, and PULSE, which is part of the Discover Global Network, that, among other things, provide us certain monetary incentives based on the processing volume of our Customers’ transactions routed through the respective Card Network. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Unusual fluctuations in network fees can occur in the quarter in which volume thresholds are achieved as higher incentive rates are applied to volumes over the entire measurement periods, which can span 6 or 12 months, which can affect our financial results for a given quarter or fiscal year. If we were to lose our certification with a Card Network, we could lose Customers if they needed to switch to a different Card Network for which we did not have a certification. The Issuing Banks and Card Networks we work with may fail to process transactions, terminate their agreements with us, or refuse to renew or renegotiate their agreements with us on terms that are favorable, commercially reasonable, or at all. They might also take actions that could degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining relationships with Issuing Banks and Card Networks, our business may be adversely affected.
Our agreements with Issuing Banks and Card Networks require us to comply with Card Network operating rules. The Card Networks set these network rules and have discretion to interpret the rules and change them at any time. For additional information about regulations relating to network rules, see the section titled “Risk Factors—Risks Relating to Regulation—Our business is subject to extensive regulation and oversight in a variety of areas, directly and indirectly through our relationships with Issuing Banks and Card Networks, which regulations are subject to change and to inconsistent interpretation.” While changes in the network rules usually relate to pricing, other types of changes could require us to take certain steps to comply or adapt. For example, we began to issue cards with chips built in when a network rule changed to enable chip and PIN transactions. The termination of the card association registrations held by us or any of the Issuing Banks or any changes to these network rules or how they are interpreted could have a significant impact on our business and financial condition. Any changes to or interpretations of the network rules that are inconsistent with the way we or our Issuing Banks currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the Card Networks, the Card Networks could fine us or prohibit us from processing transactions. In addition, violations of the network rules or any failure to maintain good relationships with the Card Networks could impact our ability to receive incentives from them, increase our costs, or otherwise adversely affect our business.

Unfavorable conditions in our industry or the global economy could adversely affect our business, results of operations, and financial condition.
Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Our net revenue is dependent on the usage of our Platform, which in turn is influenced by the volume of business our Customers conduct. Supply chain disruption, a global labor shortage, increased inflation, and the ebb and flow of the COVID-19 pandemic, including in specific geographies, have adversely affected the pace of our recovery and business outlook and may continue to create uncertainty as to the pace of our and our Customers’, partners’, and vendors’ recovery and our business outlook. To the extent that weak economic conditions result in a reduced volume of business for our Customers and prospective Customers, demand for, and use of, our Platform, products, and services may decline. If spending by their customers declines, our Customers could process fewer payments with us or, if our Customers cease to operate, they could stop using our Platform and our products and services altogether. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. If, as a result of a weak economy, our Customers reduce their use of our Platform, or prospective Customers delay adoption or elect not to adopt our Platform, our business, results of operations, and financial condition could be adversely affected.
Performance issues in our Platform or our Platform’s transaction processing could diminish demand for our Platform or products, adversely affect our business and results of operations, and subject us to liabilities.
Our Platform is designed to process a high number of transactions and deliver reports and other information related to those transactions at high processing speeds. Our Customers use our Platform for important aspects of their businesses. Our Issuing Banks use reports and information from our Platform in part to settle card transactions with the Card Networks. Any performance issues, including errors, defects, or disruptions in our Platform or our Platform’s transaction processing, could damage our Customers’ businesses and, in turn, hurt our brand and reputation and erode Customer trust. The risk of performance issues has increased in recent periods due to the significant increase in our TPV. This risk of performance issues further increases with new product launches and geographical expansion. We release regular updates to our Platform, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities, and bugs. Additionally, we may experience errors, inaccuracies, or omissions in our processing, reconciling or reporting of transactions. For instance, in the third quarter of 2022, we incurred losses related to the processing of a limited number of international transactions in excess of Customer authorized amounts. Further, we may be unable to replenish the supply of payment cards issued to our Customers before it is depleted, such that our Customers could run out of cards for a short period of time. Real or perceived errors, failures, or bugs in our Platform or our Platform’s transaction processing could result in negative publicity, loss of or delay in market acceptance of our Platform or our products, loss of competitive position, lower Customer retention, claims by Customers, Card Networks, Issuing Banks, or other partners or vendors for losses sustained by them, or other claims, regulatory fines, or proceedings. In such an event, we may be required, or may choose, for Customer relations or other reasons, to expend additional resources to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our Platform or operations. As a result, our reputation and our brand could be harmed, and our business, results of operations, and financial condition may be adversely affected.

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
Under Card Network rules and our contracts with our Issuing Banks, if there is a breach of payment card information that we store, process, or transmit or that is stored, processed, or transmitted by our Customers or other third parties that we do business with, we could be liable to the Issuing Banks for certain of their costs and expenses incurred in addressing the breach. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. The reliability and security of our Platform is a core component of our business. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing Customers, prevent us from obtaining new Customers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability, including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring, card reissuance, and forensics. Any actual or perceived security breach at a vendor providing services to us or our Customers could have similar effects.
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

Brand promotion activities may not generate Customer awareness or increase net revenue, and even if they do, any increase in net revenue may not offset the expenses we incur in building our brand. In addition, due to the COVID-19 pandemic, Customers may experience lasting impact to their travel policies and budgets which could decrease attendance at events where we would typically meet with them. If we fail to successfully promote and maintain our brand, if we incur excessive expense in this effort, or if our Customers are unable to meet with us, our business could be materially and adversely affected.
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
During the three and six months ended June 30, 2022, we derived 2% and 3%, respectively, of our net revenue from Customers located outside the United States. The future success of our business will depend, in part, on our ability to offer our Platform and services internationally and expand our international Customer base. While we have been expanding our Platform, products, services and sales efforts internationally, our experience in selling our Platform, products, and services outside of the United States is early. Our process for identifying countries to expand into may not be successful and may take a considerable amount of time, effort, and expense, and we may not realize benefits from expansion into a particular market. Additionally, any continued spread of COVID-19 may complicate efforts to expand our business internationally by restricting our ability to travel and engage in certain market diligence, sales and marketing activities abroad. Furthermore, our business model may not be successful or have the same traction outside the United States and we may face additional regulatory hurdles. As a result, our investment in marketing our Platform to these potential Customers may not be successful. If we are unable to increase the net revenue that we derive from international Customers, then our business, results of operations, and financial condition may be adversely affected.
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
•difficulties in gaining acceptance from industry self-regulatory bodies;
•ours and our partners’ compliance with multiple, potentially conflicting and changing governmental laws and regulations, including with respect to payment processing, data privacy, data protection, and information security;
•difficulties identifying and contracting with local partners given the changing regulatory landscape in multiple jurisdictions;
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
We are and will continue to be subject to the risk of losses relating to the day-to-day settlement of payment transactions that is inherent in our business model, including with respect to pre-funding and chargeback requests. Customers deposit a certain amount of pre-funding into bank accounts at our Issuing Banks. However, depending on the model of the card program and the timing of funding and transactions, some transactions that exceed the amount of pre-funding in the Customer’s account are still authorized. Customers are ultimately responsible for fulfilling their obligations to fund transactions. However, when a Customer does not have sufficient funds to settle a transaction, we are liable to the Issuing Bank to settle the transaction and may incur losses as a result of claims from the Issuing Bank. We would seek to recover such losses from the Customer, but we may not fully recover them if the Customer is unwilling or unable to pay due to their financial condition. Because we are liable to the Issuing Banks, we may also bear the risk of losses if a Customer does not provide payment for fraudulent or disputed transactions. We may also bear the risk of losses if a Customer is unwilling or unable to pay for physical card inventory that has been customized for the Customer. Additionally, when a chargeback request is approved, the purchase price of the transaction is refunded to the Customer’s end user’s account through our Platform. If we do not properly process the chargeback, the Customer may request that we fund the refunded amount to their end user. We have in the past, and may in the future, incur costs relating to the improper processing of chargeback requests.
Additionally, criminals are using increasingly sophisticated methods to engage in illegal activities which they may use to target us, including “skimming,” counterfeit payment cards, and identity theft. A single, significant incident or a series of incidents of fraud or theft involving cards issued through our Platform could result in reputational damage to us, potentially reducing the use and acceptance of our Platform or leading to greater regulatory scrutiny that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines. The foregoing could have a material adverse effect on our business, results of operations, and financial condition. We are also potentially susceptible to risk from fraudulent acts of employees or contractors.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers and other key employees. There have been changes in the past, and there may be changes in the future, to our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we appointed a new Chief Financial Officer, Michael Milotich, effective February 22, 2022. Additionally, from time to time we may reorganize the Company’s departments in an effort to increase efficiencies or better serve our Customers, including consolidating groups under existing or new executives. For example, we recently consolidated the marketing team, including our sales development representatives, and business development team, including strategic, enterprise, and emerging sales units as well as our partnerships teams, into one go-to-market function under our Chief Operating Officer, Vidya Peters.
Any employment agreements we have with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We have in the past, and may in the future, experience high attrition and turnover rates across the Company, including key employees, especially in light of increased competition in the U.S. labor market. The loss of these employees may lead to a decrease in institutional knowledge which may adversely affect our business. Additionally, we do not maintain any key person insurance policies. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees could adversely affect our business. Changes in our executive management team may also cause disruptions in, and adverse impacts to, our business.

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
We do not currently maintain a program to hedge exposures in foreign currencies. In the future, however, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or all of the adverse financial effects of unfavorable movements in foreign exchange rates over the time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
We have made, and may in the future seek to make, strategic investments in early stage companies developing products or technologies that we believe could complement our Platform or expand its breadth, enhance our technical capabilities, or otherwise offer growth opportunities. These investments may be in early stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, we may invest in companies that do not succeed, and our investments may lose all or some of their value, which could result in us recording impairment charges reflected in our results of operations.
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

Risks Relating to Regulation
Our business is subject to extensive regulation and oversight in a variety of areas, directly and indirectly through our relationships with Issuing Banks and Card Networks, which regulations are subject to change and to inconsistent interpretation.
We, our vendors, our partners, and our Customers are subject to a wide variety of state, federal, and international laws, regulations, and industry standards where we operate both directly and indirectly through our relationships with Issuing Banks and Card Networks. These laws, regulations, industry standards, and rules govern numerous areas important to our business. While we currently operate our business in an effort to ensure our business itself is not subject to direct, extensive regulation, the Issuing Banks and Card Networks that we partner with operate in a highly regulated landscape with regulators whose scope of review expands and contracts, and there is potential for those regulations to be applied to us. We are directly subject to regulation in areas including privacy, data security, data protection, and anti-bribery, and our contractual relationships with Issuing Banks and Card Networks subject us to additional regulations including those relating to payments services (such as payment processing and settlement services), consumer protection, anti-money laundering, anti-bribery, escheatment, international sanctions regimes, data privacy and security, intellectual property, and compliance with the PCI DSS, a data security standard obligating companies that process, store, or transmit payment card information to maintain security measures designed to protect cardholder data.
The laws, rules, regulations, and standards applicable to our business are enforced by multiple authorities and governing bodies in the United States, including federal agencies, self-regulatory organizations, and numerous state agencies. Outside of the United States, we may be subject to additional regulators. As we expand into new jurisdictions, or expand our Platform and product offerings in existing jurisdictions, the number of foreign and domestic regulations and regulators governing our business will expand as well.
In addition, we may not always accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
In addition to laws and regulations that apply directly to us, we are contractually subject to certain laws and regulations through our relationships with Issuing Banks and Card Networks, which operate in a highly regulated industry. Additionally, as a program manager, we are responsible for ensuring compliance with Issuing Banks’ requirements and Card Network rules, and we help create regulatory compliant card programs for our Customers. In some cases, our inability to ensure such compliance could expose us to liability or indemnification claims from our Customers or partners. Furthermore, legislative and regulatory changes could prompt our Issuing Banks to alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business. For example, due to our relationships with certain Issuing Banks and Card Networks, we may be subject to indirect supervision and examination by the CFPB, which is engaged in rulemaking and regulation of the payments industry, including, among other things, the regulation of prepaid cards, buy-now-pay-later financing programs, and the enforcement of certain protections under applicable regulations. While reform in the payment industry, such as the formation of the CFPB, has focused on individual consumer protection, legislatures continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations and the CFPB recently indicated it has dormant authority to regulate any company whose services may have consumer impact. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business, results of operations, and financial condition due to increased compliance costs and new restrictions affecting the terms under which we offer our Platform or our products and services.

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
Many of these laws and regulations are evolving, unclear, and inconsistent across jurisdictions, and ensuring compliance with them is difficult and costly. With increasing frequency, federal and state regulators are holding businesses in the payments industry to higher standards of training, monitoring, and compliance, including monitoring for possible violations of laws by our Customers and people who do business with our Customers while using our Platform or products. If we fail to comply with laws and regulations applicable to our business in a timely and appropriate manner, we may be subject to litigation or regulatory proceedings, we may have to pay fines and penalties, and our Customer relationships and reputation may be adversely affected, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Governmental bodies and industry organizations in the United States and abroad have adopted, or are considering adopting, laws and regulations restricting the use of, and requiring safeguarding of, personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. Further, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020 and imposes additional restrictions and requirements on the collection, processing, and disclosure of personal information, including imposing increased penalties related to data privacy incidents. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, amends the CCPA and creates additional obligations relating to personal information that take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). A draft of the CPRA’s implementing regulations were published on May 27, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states, such as Colorado, Connecticut, Utah, and Virginia, have passed similar laws and the U.S. federal government and additional U.S. states are also considering omnibus privacy legislation. Additionally, industry organizations regularly adopt and advocate for new standards in these areas. Many obligations under these other laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. On July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield, eliminating one of the mechanisms we had relied on to legitimize EU-U.S. data transfers. An alternative transfer mechanism that we rely on known as the standard contractual clauses continues to be a valid mechanism for data transfers, provided additional safeguards are in place. We continue to monitor and assess regulatory guidance related to this decision and its impact on our data transfer mechanisms. It is possible that the decision will restrict the ability to transfer personal data from the European Union, UK, and Switzerland to the United States (and other countries). We (and many other companies) may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union, UK, and Switzerland to the United States (and other countries), and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our Customers face the potential for regulators to apply different standards to the transfer of personal data from the European Union, UK, and Switzerland to the United States (and other countries), and to block, or require ad hoc verification of measures taken with respect to, certain personal data transfers from the European Union, UK, and Switzerland to the United States (and other countries). Any inability to transfer personal data from the European Union, UK and Switzerland to the United States (and other countries) in compliance with data protection laws or otherwise comply with requirements in this rapidly changing environment may impede our ability to attract and retain Customers unless and until we build out an based data processing center. These restrictions may adversely affect our business and financial position.

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
In addition, we may use third parties to conduct business on our behalf abroad. We or such third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program to best ensure that all our employees and agents, as well as those companies we outsource certain of our business operations to, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
To maintain and improve the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, particularly after we are no longer an emerging growth company as of December 31, 2022, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.
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

Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our financial reports filed with the SEC following the loss of our emerging growth company status as of December 31, 2022. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market, or Nasdaq. If our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K, and as we will no longer be an emerging growth company at that time, our independent registered public accounting firm will be required to audit the Company’s controls over financial reporting and issue an associated opinion in that Form 10-K.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 38.7% of the voting power of our capital stock as of June 30, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under such announced policies, the dual class structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have or continue to have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
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
We will no longer qualify as an emerging growth company as of December 31, 2022.

If rating agencies, securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the trading price of our Class A common stock and trading volume could be adversely affected.
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
In addition, as of June 30, 2022, we had 41,524,641 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class B common stock or Class A common stock, as well as 20,470,957 total shares of Class B or Class A common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
As of June 30, 2022, unrecognized compensation costs related to unvested RSUs and unvested outstanding stock options, excluding the CEO Long-Term Performance Award, were $229.9 million and $76.5 million, respectively. These costs are expected to be recognized over a weighted-average period of 3.3 years and 2.5 years, respectively.

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
As of June 30, 2022, the aggregate unrecognized compensation cost related to the CEO Long-Term Performance Award was $143.8 million, which is expected to be recognized over the remaining derived service period of 3.6 years.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources, particularly after we are no longer an emerging growth company as of December 31, 2022. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations.
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
None.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1 - April 30, 2022	—	$—
May 1 - May 31, 2022	—	$—
June 1 - June 30, 2022	13,282	$1.30
Total	13,282	$1.30
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

MARQETA, INC.

Date: August 10, 2022	By:	/s/ Jason Gardner
	Name:	Jason Gardner
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)