Form 10-Q
period 2022-09-30
Marqeta, Inc.
filed 2022-11-09
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, there were 490,231,421 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 54,871,194 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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
•our ability to repurchase shares under our share repurchase program and receive expected financial benefits;
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

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,204,857	$1,247,581
Restricted cash	7,800	7,800
Marketable securities	441,132	452,875
Accounts receivable, net	12,800	13,187
Settlements receivable, net	10,350	11,266
Network incentives receivable	27,063	30,399
Prepaid expenses and other current assets	38,930	35,617
Total current assets	1,742,932	1,798,725
Property and equipment, net	8,030	9,687
Operating lease right-of-use assets, net	9,607	11,296
Equity method investment	7,843	8,384
Other assets	6,043	2,286
Total assets	$1,774,455	$1,830,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,741	$2,693
Revenue share payable	116,095	121,179
Accrued expenses and other current liabilities	131,398	114,096
Total current liabilities	250,234	237,968
Operating lease liabilities, net of current portion	9,928	12,427
Other liabilities	1,955	6,557
Total liabilities	262,117	256,952
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and 1,500,000,000 Class A shares authorized, 492,973,896 and 421,792,153 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. 600,000,000 and 600,000,000 Class B shares authorized, 54,887,478 and 119,591,365 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	54	54
Additional paid-in capital	2,098,764	1,993,055
Accumulated other comprehensive loss	(10,573)	(2,230)
Accumulated deficit	(575,907)	(417,453)
Total stockholders’ equity	1,512,338	1,573,426
Total liabilities and stockholders’ equity	$1,774,455	$1,830,378
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$191,621	$131,512	$544,401	$361,761
Costs of revenue	111,519	72,438	311,524	205,855
Gross profit	80,102	59,074	232,877	155,906
Operating expenses:
Compensation and benefits	105,887	84,462	304,103	229,121
Technology	13,422	9,299	37,960	22,494
Professional services	6,620	4,704	17,184	12,731
Occupancy	1,125	1,091	3,388	3,083
Depreciation and amortization	935	786	2,834	2,567
Marketing and advertising	688	490	2,133	1,480
Other operating expenses	10,921	3,880	20,760	8,705
Total operating expenses	139,598	104,712	388,362	280,181
Loss from operations	(59,496)	(45,638)	(155,485)	(124,275)
Other income (expense), net	6,333	(57)	(3,542)	(2,706)
Loss before income tax expense	(53,163)	(45,695)	(159,027)	(126,981)
Income tax expense (benefit)	5	35	(573)	141
Net loss	$(53,168)	$(45,730)	$(158,454)	$(127,122)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(89)	(10)	(289)	(36)
Net change in unrealized gain (loss) on marketable securities	(291)	(285)	(8,054)	(372)
Net other comprehensive income (loss)	(380)	(295)	$(8,343)	$(408)
Comprehensive loss	$(53,548)	$(46,025)	$(166,797)	$(127,530)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.08)	$(0.29)	$(0.42)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	548,990,212	538,896,513	545,614,599	302,967,155
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	541,383,518	$54	$1,993,055	$(2,230)	$(417,453)	$1,573,426
Issuance of common stock upon exercise of options	—	—	1,604,022	—	2,285	—	—	2,285
Repurchase of early exercised stock options	—	—	(22,751)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	642,827	—	(4,702)	—	—	(4,702)
Vesting of common stock warrants	—	—	—	—	2,102	—	—	2,102
Share-based compensation expense	—	—	—	—	37,005	—	—	37,005
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(5,886)	—	(5,886)
Net loss	—	—	—	—	—	—	(60,598)	(60,598)
Balance as of March 31, 2022	—	$—	543,607,616	$54	$2,029,745	$(8,116)	$(478,051)	$1,543,632
Issuance of common stock upon exercise of options	—	—	1,314,467	—	1,543	—	—	1,543
Repurchase of early exercised stock options	—	—	(28,268)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	368,955	—	2,775	—	—	2,775
Issuance of common stock upon net settlement of restricted stock units	—	—	670,960	—	(3,878)	—	—	(3,878)
Vesting of common stock warrants	—	—	—	—	2,102	—	—	2,102
Share-based compensation expense	—	—	—	—	35,148	—	—	35,148
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(2,077)	—	(2,077)
Net loss	—	—	—	—	—	—	(44,688)	(44,688)
Balance as of June 30, 2022	—	$—	545,933,730	$54	$2,067,435	$(10,193)	$(522,739)	$1,534,557
Issuance of common stock upon exercise of options	—	—	3,113,941	—	2,356	—	—	2,356
Issuance of common stock upon net settlement of restricted stock units	—	—	772,585	—	(2,996)	—	—	(2,996)
Vesting of common stock warrants	—	—	—	—	2,315	—	—	2,315
Share-based compensation expense	—	—	—	—	43,509	—	—	43,509
Repurchase and retirement of common stock	—	—	(1,958,882)	—	(13,855)	—	—	(13,855)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(380)	—	(380)
Net loss	—	—	—	—	—	—	(53,168)	(53,168)
Balance as of September 30, 2022	—	$—	547,861,374	$54	$2,098,764	$(10,573)	$(575,907)	$1,512,338
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

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(158,454)	$(127,122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,834	2,567
Share-based compensation expense	115,662	105,893
Non-cash operating leases expense	1,689	1,579
Amortization of premium on marketable securities	449	974
Impairment of other financial instruments	11,616	—
Other	445	2,999
Changes in operating assets and liabilities:
Accounts receivable	271	974
Settlements receivable	916	(2,584)
Network incentives receivable	3,336	(20,002)
Prepaid expenses and other assets	(11,596)	(6,089)
Accounts payable	(891)	282
Revenue share payable	(5,084)	9,992
Accrued expenses and other liabilities	13,144	34,037
Operating lease liabilities	(2,231)	(2,147)
Net cash (used in) provided by operating activities	(27,894)	1,353
Cash flows from investing activities:
Purchases of property and equipment	(1,700)	(2,251)
Purchases of patents	(600)	—
Purchases of marketable securities	(21,660)	(375,089)
Maturities of marketable securities	24,900	114,688
Net cash (used in) provided by investing activities	940	(262,652)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	1,319,809
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	5,733	2,799
Proceeds from exercise of warrants	—	60
Proceeds from shares issued in connection with employee stock purchase plan	2,775	—
Taxes paid related to net share settlement of restricted stock units	(11,576)	(18,448)
Repurchase of common stock	(12,702)	—
Payment of deferred offering costs	—	(3,134)
Net cash (used in) provided by financing activities	(15,770)	1,301,086
Net (decrease) increase in cash, cash equivalents, and restricted cash	(42,724)	1,039,787
Cash, cash equivalents, and restricted cash- Beginning of period	1,255,381	228,233
Cash, cash equivalents, and restricted cash - End of period	$1,212,657	$1,268,020
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,204,857	$1,260,220
Restricted cash	7,800	7,800
Total cash, cash equivalents, and restricted cash	$1,212,657	$1,268,020
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$84	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$715	$1,193
Repurchase of common stock accrued and not yet paid	$1,153	$—
Deferred offering costs not yet paid	$—	$223
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
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States, United Kingdom, and Australia and a legal entity in Singapore as of September 30, 2022.
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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the three and nine months ended September 30, 2022, the Company incurred net losses of $53.2 million and $158.5 million, respectively, and had an accumulated deficit of $575.9 million as of September 30, 2022. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for Customers, acquiring new Customers, developing its brand, expanding into new geographies and developing the existing Platform infrastructure. The Company believes that its cash and cash equivalents of $1.2 billion and marketable securities of $441.1 million as of September 30, 2022 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies during the three and nine months ended September 30, 2022.
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources, and evaluating the Company's financial performance.
For the three and nine months ended September 30, 2022 and 2021, revenue outside of the United States, based on the billing address of the Customer, was not material. As of September 30, 2022 and December 31, 2021, long-lived assets located outside of the United States were not material.
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

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from Customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform services revenue, net	$185,837	$126,707	$527,940	$351,685
Other services revenue	5,784	4,805	16,461	10,076
Total net revenue	$191,621	$131,512	$544,401	$361,761
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	September 30, 2022	December 31, 2021
Contract assets - current	Prepaid expenses and other current assets	$389	$950
Contract assets - non-current	Other assets	1,022	927
Total contract assets		$1,411	$1,877
Deferred revenue - current	Accrued expenses and other current liabilities	$21,296	$19,060
Deferred revenue - non-current	Other liabilities	1,955	6,107
Total deferred revenue		$23,251	$25,167
Net revenue recognized during the three months ended September 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $3.3 million and $3.3 million, respectively. Net revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $11.9 million and $2.9 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in Customer contracts for future stand-ready obligations to process transactions throughout the contractual term.
As of September 30, 2022 and December 31, 2021, $2.0 million and $4.2 million of the deferred revenue balance represents a material right for discounted revenue share rates provided to a Customer as part of a contractual renewal option, respectively.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
4.    Marketable Securities
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$420,045	$—	$(10,053)	$409,992
Commercial paper	18,192	—	—	18,192
Corporate debt securities	13,078	—	(130)	12,948
Total marketable securities	$451,315	$—	$(10,183)	$441,132

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. government securities	$420,392	$—	$(2,107)	$418,285
Commercial paper	13,878	—	—	13,878
Asset-backed securities	2,003	—	(1)	2,002
Corporate debt securities	18,731	3	(24)	18,710
Total marketable securities	$455,004	$3	$(2,132)	$452,875
The Company had sixteen and eight separate marketable securities in unrealized loss positions as of September 30, 2022 and December 31, 2021, respectively. The Company did not identify any marketable securities that were other-than-temporarily impaired as of September 30, 2022 and December 31, 2021. The Company does not intend to sell any marketable securities that have unrealized losses on September 30, 2022 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.
The following table summarizes the stated maturities of the Company’s marketable securities:

	September 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$446,325	$436,161	$64,914	$64,879
Due after one year through two years	4,990	4,971	390,090	387,996
Total	$451,315	$441,132	$455,004	$452,875

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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	September 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$468,921	$—	$—	$468,921
Marketable securities
U.S. government securities	409,992	—	—	409,992
Commercial paper	—	18,192	—	18,192
Corporate debt securities	—	12,948	—	12,948
Total assets	$878,913	$31,140	$—	$910,053

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$1,213,543	$—	$—	$1,213,543
Marketable securities
U.S. government securities	418,284	—	—	418,284
Commercial paper	—	13,878	—	13,878
Asset-backed securities	—	2,002	—	2,002
Corporate debt securities	—	18,711	—	18,711
Total assets	$1,631,827	$34,591	$—	$1,666,418
The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
6. Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid hosting and data costs	$7,934	$2,455
Other prepaid expenses	10,163	6,492
Inventory	6,252	3,940
Prepaid insurance	4,684	3,546
Card program deposits	2,128	2,167
Contract assets	389	950
Other financial instruments	—	11,616
Other current assets	7,380	4,451
Prepaid expenses and other current assets	$38,930	$35,617
In 2021, the Company acquired a preferred equity interest in a private company that is accounted for under the equity method of accounting. Concurrent with this investment, the Company also acquired an option that gives the Company the right, but not the obligation, to purchase all of the remaining equity interests of the private company. During the nine months ended September 30, 2022, the Company recorded an impairment of $11.6 million related to this option.
Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Leasehold improvements	$8,110	$8,110
Computer equipment	8,988	8,581
Furniture and fixtures	2,559	2,459
Internally developed and purchased software	3,010	2,954
	22,667	22,104
Accumulated depreciation and amortization	(14,637)	(12,417)
Property and equipment, net	$8,030	$9,687
Depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended September 30, 2022 and 2021, and $2.8 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company did not capitalize any material internal-use software costs during the three and nine months ended September 30, 2022 because development costs meeting capitalization criteria were not material during the respective periods. The Company capitalized $0.1 million and $1.5 million as internal-use software costs during the three and nine months ended September 30, 2021, respectively.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued costs of revenue	$53,305	$41,339
Accrued compensation and benefits	35,496	32,954
Deferred revenue	21,296	19,060
Reserve for contract contingencies and processing errors	7,650	3,386
Operating lease liabilities, current portion	3,289	3,021
Accrued professional services	3,188	2,454
Other accrued liabilities	7,174	11,882
Accrued expenses and other current liabilities	$131,398	$114,096
Other Liabilities
Other liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Deferred revenue, net of current portion	$1,955	$6,107
Other long-term liabilities	—	450
Other liabilities	$1,955	$6,557
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
The Company's operating lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$843	$843	$2,529	$2,581
Variable lease cost	121	65	319	135
Short-term lease cost	99	237	318	368
Total lease cost	$1,063	$1,145	$3,166	$3,084
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining operating lease term (in years)	3.3	4.1
Weighted average discount rate	7.7%	7.7%
Maturities of operating lease liabilities by year are as follows as of September 30, 2022:

Remainder of 2022	$1,041
2023	4,239
2024	4,472
2025	4,599
2026	780
Total lease payments	15,131
Less imputed interest	(1,914)
Total operating lease liabilities	$13,217
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$1,023	$1,032	$3,071	$2,065
Letters of Credit
In connection with the lease for its corporate headquarters office space, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, which deposit is classified as restricted cash in the condensed consolidated balance sheets.
Purchase Obligations
As of September 30, 2022, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $224.2 million, payable over the next 5 years. These purchase obligations include $219.0 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of eligible compensation that an employee contributes. During the three months ended September 30, 2022 and 2021, the Company contributed a total of $1.2 million and $0.8 million to its defined contribution plans, respectively. During the nine months ended September 30, 2022 and 2021, the Company contributed a total of $4.6 million and $2.2 million to its defined contribution plans, respectively.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of September 30, 2022 and December 31, 2021, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
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
The following table presents the share-based compensation expense recognized in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	$22,246	$15,882	$52,669	$45,948
Stock options	7,318	8,767	21,136	22,546
CEO Long-Term Performance Award	13,413	13,413	39,801	24,776
Employee Stock Purchase Plan	532	903	2,056	981
Secondary sales of common stock	—	—	—	11,642
Total	$43,509	$38,965	$115,662	$105,893
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
A summary of the Company's RSU activity under the Plans was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2021	9,001,949	$18.30
Granted	24,699,744	9.97
Vested	(3,198,224)	14.44
Canceled and forfeited	(5,111,690)	14.31
Balance as of September 30, 2022	25,391,779	$11.48
As of September 30, 2022, unrecognized compensation costs related to unvested RSUs was $256.3 million. These costs are expected to be recognized over a weighted-average period of 3.3 years.

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
A summary of the Company's stock option activity under both stock incentive plans was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Balance as of December 31, 2021(2)	44,185,488	$13.31	8.46 years	$279,242
Granted	4,182,522	10.16
Exercised	(6,020,830)	0.97
Canceled and forfeited	(4,061,129)	6.22
Balance as of September 30, 2022(2)	38,286,051	$15.65	7.93 years	$44,689
Vested as of September 30, 2022	8,030,614	$5.56	5.58 years	$34,807
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options and these balances include all exercisable stock options regardless of vesting status.
As of September 30, 2022, aggregate unrecognized compensation costs related to unvested outstanding stock options, excluding the CEO Long-Term Performance Award, was $70.9 million. These costs are expected to be recognized over a weighted-average period of 2.6 years.
The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67.05%	57.48%	61.52%	54.15%
Expected term (in years)	6.08	6.08	6.08	6.73
Risk-free interest rate	2.70%	1.18%	2.32%	1.22%
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
As of September 30, 2022, the aggregate unrecognized compensation cost of the CEO Long-Term Performance Award was $130.4 million, which is expected to be recognized over the remaining derived service period of 3.3 years.
Secondary Sales of Common Stock
Prior to the completion of the IPO, certain economic interest holders acquired outstanding common stock from current or former employees for a purchase price greater than the Company's estimated fair value at the time of the transactions. During the three and nine months ended September 30, 2022, the Company did not record any share-based compensation expense related to secondary sales of common stock. During the three and nine months ended September 30, 2021, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $0.0 million and 11.6 million, respectively.
9.    Stockholders’ Equity Transactions
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
As of September 30, 2022, 603,970 warrants were vested. The Company recorded $1.7 million and $5.2 million as a reduction of revenue during the three and nine months ended September 30, 2022, respectively, related to these warrants. The Company recorded $2.2 million and $3.3 million as a reduction of revenue during the three and nine months ended September 30, 2021. Upon vesting, the fair values of the vested warrants are recorded into the Company’s additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the Customer over the term of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Share Repurchase Program
On September 14, 2022, the Company’s Board of Directors authorized a share repurchase program of up to $100 million of the Company’s Class A common stock beginning September 15, 2022. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The share repurchase program has no set expiration date. During the three and nine months ended September 30, 2022, the Company repurchased and subsequently retired 1.96 million shares for $13.86 million under the repurchase program, for an average price of $7.05. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on the Company’s condensed consolidated balance sheets.
As of September 30, 2022, $86.14 million remained available for future share repurchases under this repurchase program.
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
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to Class A and Class B common stockholders	$(53,168)	$(45,730)	$(158,454)	$(127,122)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	548,990,212	538,896,513	545,614,599	302,967,155
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.10)	$(0.08)	$(0.29)	$(0.42)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the three and nine months ended September 30, 2022 and 2021.

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

Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of September 30,
	2022	2021
Warrants to purchase Class B common stock	1,900,000	1,900,000
Stock options outstanding, including early exercise of options	38,286,051	46,056,552
Unvested RSUs outstanding	25,391,779	9,216,185
Shares committed under the ESPP	282,154	—
Stock options and RSUs available for future grants	70,404,426	61,260,715
Total	136,264,410	118,433,452
11.    Income Tax
The income tax expense (benefit) and the associated effective tax rates were not significant for all periods presented. The effective tax rate was lower than the U.S. federal statutory rate primarily because of the domestic valuation allowances.
12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and unbilled Customers' receivable, or collectively, Customers' receivables, and settlements receivable. Cash on deposit with financial institutions may, at times, exceed federally insured limits. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists. Cash and cash equivalents as of September 30, 2022 and December 31, 2021 include $0.5 billion and $1.2 billion, respectively, of investments in three money market mutual funds, which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.
As of September 30, 2022, marketable securities were $441.1 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $410.0 million, or 93% of the marketable securities. As of September 30, 2022, all debt securities within the Company's portfolio are investment grade.
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

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended September 30, 2022 and 2021, 81% and 89% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s Platform, net of returns and chargebacks, was settled through Sutton Bank, respectively. For the nine months ended September 30, 2022 and 2021, 83% and 92% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s Platform, net of returns and chargebacks, was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one Customer. For the three months ended September 30, 2022 and 2021, this Customer accounted for 73% and 68% of the Company’s net revenue, respectively. For the nine months ended September 30, 2022 and 2021, this Customer accounted for 69% and 71% of the Company’s net revenue, respectively.
As of September 30, 2022, two other Customers accounted for 11% and 22% of the Company’s Customers’ receivables.
13.    Related Party Transactions
The Company may enter into transactions with related parties.
The Company has an equity method investment in a private company, which is a related party. During the three and nine months ended September 30, 2022, the Company earned net revenue of $0.1 million and $2.6 million from the private company, respectively, and had $0.1 million in revenue share payable to this private company as of September 30, 2022.
Prior to the completion of the IPO, DFS Services LLC, a holder of more than 5% of the Company's outstanding capital stock pre-IPO, was a related party. During the three months ended March 31, 2021, the Company incurred $11.0 million in Card Network fees, net, recorded within costs of revenue, to PULSE Network LLC, an entity affiliated with DFS Services LLC.
14.    Subsequent Event
In October 2022, the Company sold its equity method investment in a private company. The carrying amount of this investment was $7.8 million as of the date of sale and the purchase price was $25.7 million. As a result, the Company recorded a gain of $17.9 million in the fourth quarter of 2022 in Other income (expense), net on the Consolidated Statement of Operations.

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
Overview
Marqeta’s modern card issuing platform, or our Platform, empowers our customers, or our Customers, to create customized payment cards that provide innovative payment experiences for their customers, shoppers, and end users. We serve customers in multiple industry verticals including financial services, buy-now-pay-later, on demand services, and expense management. Before the rise of modern card issuing, creating cards was slow, complex, and subject to mistakes. Marqeta helps solve these problems. Our Platform, powered by open APIs, enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases.
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
Impact of COVID-19 and Other Macroeconomic Factors
The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. While the majority of U.S residents are vaccinated, the potential for new variants and subvariants contributes to the continuing worldwide public health concern of the COVID-19 virus.
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
In addition to the uncertainty around how the COVID-19 pandemic is evolving, we are unable to predict the impact other macroeconomic factors, including the military action against Ukraine launched by Russia, supply chain shortages, higher inflation rates, higher interest rates, and other global economic conditions, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor the situation and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our Customers, vendors, and employees.

Key Operating Metrics and Non-GAAP Financial Measures
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Processing Volume (TPV) (in millions)	$42,473	$27,569	$119,556	$78,087

Net revenue (in thousands)	$191,621	$131,512	$544,401	$361,761
Gross profit (in thousands)	$80,102	$59,074	$232,877	$155,906
Gross margin	42%	45%	43%	43%
Net loss (in thousands)	$(53,168)	$(45,730)	$(158,454)	$(127,122)
Net loss margin	(28)%	(35)%	(29)%	(35)%
Total operating expenses	$139,598	$104,712	$388,362	$280,181

Non-GAAP Measures:
Adjusted EBITDA (in thousands)	$(13,631)	$(4,939)	$(34,308)	$(13,928)
Adjusted EBITDA margin	(7)%	(4)%	(6)%	(4)%
Non-GAAP operating expenses	$93,733	$64,013	$267,185	$169,834
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
Non-GAAP operating expenses - Non-GAAP operating expenses is a non-GAAP financial measure that is calculated as total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; and legal, financial, and tax due diligence costs related to potential acquisitions. We believe that non-GAAP operating expenses is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of total operation expenses to non-GAAP operating expenses.

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
Other Operating Expenses. Other operating expenses consist primarily of insurance costs, indemnification costs, employee travel-related expenses, employee training costs, indirect state and local taxes, and other general office expenses.
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
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes, and U.K. and Australia income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net revenue	$191,621	$131,512	$544,401	$361,761
Costs of revenue	111,519	72,438	311,524	205,855
Gross profit	80,102	59,074	232,877	155,906
Operating expenses:
Compensation and benefits	105,887	84,462	304,103	229,121
Technology	13,422	9,299	37,960	22,494
Professional services	6,620	4,704	17,184	12,731
Occupancy	1,125	1,091	3,388	3,083
Depreciation and amortization	935	786	2,834	2,567
Marketing and advertising	688	490	2,133	1,480
Other operating expenses	10,921	3,880	20,760	8,705
Total operating expenses	139,598	104,712	388,362	280,181
Loss from operations	(59,496)	(45,638)	(155,485)	(124,275)
Other income (expense), net	6,333	(57)	(3,542)	(2,706)
Loss before income tax expense	(53,163)	(45,695)	(159,027)	(126,981)
Income tax expense (benefit)	5	35	(573)	141
Net loss	$(53,168)	$(45,730)	$(158,454)	$(127,122)

Comparison of the Three Months Ended September 30, 2022 and 2021
Net Revenue

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Net revenue:
Total platform services, net	$185,837	$126,707	$59,130	47%
Other services	5,784	4,805	979	20%
Total net revenue	$191,621	$131,512	$60,109	46%

Total Processing Volume (TPV) (in millions)	$42,473	$27,569	$14,904	54%
Total net revenue increased by $60.1 million, or 46%, for the three months ended September 30, 2022 compared to the same period in 2021, of which increase $49.0 million was attributable to our largest customer, Block. The increase in net revenue was primarily driven by a 54% increase in TPV partially offset by unfavorable changes in our card program mix, particularly the growth of our Powered By Marqeta offering, compared to the same period in 2021.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services, and Powered by Marqeta Customers (also referred to as Customers that engaged us primarily as an Issuer Processor). TPV for our top five Customers, measured by TPV in each respective period independently (i.e. the top five customers can be different in each respective period), grew by 56% in the three months ended September 30, 2022 compared to the same period in 2021, while TPV from all other Customers, as a group, grew by 46% in the three months ended September 30, 2022 compared to the same period in 2021.
Costs of Revenue and Gross Margin

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Costs of revenue:
Card Network fees, net	$98,570	$62,009	$36,561	59%
Issuing Bank fees	8,065	6,271	1,794	29%
Other	4,884	4,158	726	17%
Total costs of revenue	$111,519	$72,438	$39,081	54%

Gross profit	$80,102	$59,074	$21,028	36%
Gross margin	42%	45%
Costs of revenue increased by $39.1 million, or 54%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to increased Card Network fees as the result of the 54% increase in TPV and 55% increase in the number of corresponding transactions.
Card Network fees for the three months ended September 30, 2022 reflect the increase in TPV as well as unfavorable changes in our card program mix. Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Issuing Bank fees increased by $1.8 million, or 29%, in the three months ended September 30, 2022 compared to the same period in 2021, as a result of the increase in TPV which was offset by a decrease in fees due to reaching higher volume tiers. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $21.0 million, or 36%, in the three months ended September 30, 2022 compared to the same period in 2021. Our gross margin decreased by 3 percentage points in the three months ended September 30, 2022 compared to the same period in 2021.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	62,378	45,497	$16,881	37%
Share-based compensation	43,509	38,965	$4,544	12%
Total compensation and benefits	105,887	84,462	$21,425	25%
Percentage of net revenue	55%	64%
Technology	13,422	9,299	4,123	44%
Percentage of net revenue	7%	7%
Professional services	6,620	4,704	1,916	41%
Percentage of net revenue	3%	4%
Occupancy	1,125	1,091	34	3%
Percentage of net revenue	1%	1%
Depreciation and amortization	935	786	149	19%
Percentage of net revenue	—%	1%
Marketing and advertising	688	490	$198	40%
Percentage of net revenue	—%	—%
Other operating expenses	10,921	3,880	7,041	181%
Percentage of net revenue	6%	3%
Total operating expenses	$139,598	$104,712	$34,886
Percentage of net revenue	73%	80%
Salaries, bonus, benefits, and payroll taxes increased by $16.9 million predominately due to a $14.3 million, or 42%, increase in salaries, and a $2.4 million, or 30%, increase in bonus expense. The increase in salaries and bonus expense was driven by the increase in average headcount and the increase in compensation rates.
Share-based compensation increased by $4.5 million in the three months ended September 30, 2022 compared to the same period in 2021 mainly due to the increase in the number of employees as further detailed in the table below:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Share-based compensation
Restricted stock units	$22,246	$15,882	$6,364	40%
Stock options	7,318	8,767	(1,449)	(17)%
CEO Long-Term Performance Award	13,413	13,413	—	—%
Employee Stock Purchase Plan	532	903	(371)	(41)%
Total share-based compensation	$43,509	$38,965	$4,544	12%
n/m = not meaningful
Technology expenses increased by $4.1 million, or 44%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was due to a $2.4 million increase in third-party hosting costs to support our continued growth and a $1.7 million increase in software licensing costs as we add headcount and implement internal systems and tools.
Professional services expenses increased by $1.9 million, or 41%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was mainly due to a $1.9 million increase in consulting fees.

Occupancy expense remained relatively flat for the three months ended September 30, 2022 compared to the same period in 2021.
Depreciation and amortization remained relatively flat for the three months ended September 30, 2022 compared to the same period in 2021.
Marketing and advertising expenses increased by $0.2 million, or 40%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to tradeshow costs.
Other operating expenses increased by $7.0 million, or 181%, for the three months ended September 30, 2022 compared to the same period in 2021 as a result of an indemnification cost of $5.9 million, increase in employee training costs of $0.5 million and increase in employee travel related expenses of $0.5 million.
Other Income (Expense), net

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$6,333	$(57)	$6,390	(11211)%
Percentage of net revenue	3%	—%
Other income (expense), net increased by $6.4 million, or 11211%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was mostly due to an increase in interest income earned on our marketable securities portfolio and cash deposits.
Customer Concentration
We generated 73% and 68% of our net revenue from our largest Customer, Block, during the three months ended September 30, 2022 and 2021, respectively.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Net Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Net revenue:
Total platform services, net	$527,940	$351,685	176,255	50%
Other services	16,461	10,076	6,385	63%
Total net revenue	$544,401	$361,761	$182,640	50%

Total Processing Volume (TPV) (in millions)	$119,556	$78,087	$41,469	53%
Total net revenue increased by $182.6 million, or 50%, for the nine months ended September 30, 2022 compared to the same period in 2021, of which $120.9 million was generated by Block. The increase in net revenue was primarily driven by the 53% increase in TPV, partially offset by unfavorable changes in our card program mix, particularly the growth of our Powered By Marqeta offering, compared to the same period in 2021.
Other services revenue increased $6.4 million, or 63%, in the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to the increase in card fulfillment revenue.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services, and Powered by Marqeta Customers (also referred to as Customers that engaged us primarily as an Issuer Processor) . TPV for our top five Customers, measured by TPV in each respective period independently (i.e., the top five customers can be different in each respective period), grew by 49% in the nine months ended September 30, 2022 compared to the same period in 2021, while TPV from all other Customers, as a group, grew 79% in the nine months ended September 30, 2022 compared to the same period in 2021.
Costs of Revenue and Gross Margin

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Costs of revenue:
Card Network fees, net	274,564	175,725	$98,839	56%
Issuing Bank fees	23,088	20,281	2,807	14%
Other	13,872	9,849	4,023	41%
Total costs of revenue	$311,524	$205,855	$105,669	51%

Gross profit	$232,877	$155,906	$76,971	49%
Gross margin	43%	43%
Costs of revenue increased by $105.7 million, or 51%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to increased Card Network fees as the result of the 53% increase in TPV and 53% increase in the number of corresponding transactions. Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Card Network fees for the nine months ended September 30, 2022 reflect an amendment to one of our Card Networks incentive arrangements that was executed in the third quarter of 2021. Also, Card Network fees for the nine months ended September 30, 2021 reflect an annual cumulative incentive that did not occur in the nine months ended September 30, 2022 because the relevant milestones were achieved in March 2021 and December 2021.

Issuing Bank fees increased $2.8 million, or 14%, for the nine months ended September 30, 2022 compared to the same period in 2021, as a result of an amendment to one of our Issuing Banks’ arrangements that was executed in the third quarter of 2021. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $77.0 million, or 49%, for the nine months ended September 30, 2022 compared to the same period in 2021. Our gross margin remained relatively flat during the nine months ended September 30, 2022 compared to the same period in 2021.
Operating Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	188,441	123,228	$65,213	53%
Share-based compensation	115,662	105,893	$9,769	9%
Total compensation and benefits	304,103	229,121	$74,982	33%
Percentage of net revenue	56%	63%
Professional services	17,184	12,731	4,453	35%
Percentage of net revenue	3%	4%
Technology	37,960	22,494	15,466	69%
Percentage of net revenue	7%	6%
Occupancy	3,388	3,083	305	10%
Percentage of net revenue	1%	1%
Depreciation and amortization	2,834	2,567	267	10%
Percentage of net revenue	1%	1%
Marketing and advertising	2,133	1,480	$653	44%
Percentage of net revenue	—%	—%
Other operating expenses	20,760	8,705	12,055	138%
Percentage of net revenue	4%	2%
Total operating expenses	$388,362	$280,181	$108,181
Percentage of net revenue	71%	77%
Salaries, bonus, benefits, and payroll taxes increased by $65.2 million predominately due to a $52.3 million, or 55%, increase in salaries, and an $10.9 million, or 54%, increase in bonus expense. The increase in salaries and bonus expense was driven by the increase in average headcount, and the increase in compensation rates.
Share-based compensation increased by $9.8 million in the nine months ended September 30, 2022 compared to the same period in 2021 mainly due to $44.8 million increase in share-based compensation expense due the increase in the number of our employees and the CEO Long-Term Performance Award offset by $23.1 million of share-based compensation expense recognized in the three months ended June 30, 2021 for cumulative prior service as of the IPO completion date for RSUs with both a service and liquidity vesting condition that did not recur in the nine months ended September 30, 2022, and $11.6 million of expense recognized in the six months ended June 30, 2021 related to secondary sales of common stock that did not recur in the nine months ended September 30, 2022 as detailed in the table below:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Share-based compensation
Restricted stock units	$52,669	$45,948	$6,721	15%
Stock options	21,136	22,546	(1,410)	(6)%
CEO Long-Term Performance Award	39,801	24,776	15,025	61%
Employee Stock Purchase Plan	2,056	981	1,075	110%
Secondary sales of common stock	—	11,642	(11,642)	n/m
Total share-based compensation	$115,662	$105,893	$9,769	9%
n/m = not meaningful
Technology expenses increased by $15.5 million, or 69%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was due to a $9.6 million increase in third-party hosting costs to support our continued growth, and a $5.9 million increase in software licensing costs as we add headcount and implement internal systems and tools.
Professional services expenses increased by $4.5 million, or 35%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was due to a $4.0 million increase in accounting, consulting, and legal fees.
Occupancy expense increased by $0.3 million, or 10%, for the nine months ended September 30, 2022 compared to the same period in 2021 mainly due to an increase in repairs, maintenance, and other building related costs.
Depreciation and amortization remained relatively flat for the nine months ended September 30, 2022 compared to the same period in 2021.
Marketing and advertising expenses increased by $0.7 million, or 44%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to tradeshow costs, and advertising and brand awareness investments.
Other operating expenses increased by $12.1 million, or 138%, for the nine months ended September 30, 2022 compared to the same period in 2021 as a result of an indemnification cost of $5.9 million, an increase in insurance costs of $3.5 million, and increase in employee travel related expenses of $1.3 million.
Other Income (Expense), net

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(3,542)	$(2,706)	$(836)	31%
Percentage of net revenue	(1)%	(1)%
Other income (expense), net increased by $0.8 million, or 31%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was mostly due to an impairment of $11.6 million of an option to purchase the remaining equity interests in an equity method investee, offset by an increase in interest income earned on our marketable securities portfolio and other cash deposit balances of $8.8 million, and a decrease in the expense related to the change in the fair value of the redeemable convertible preferred stock warrant liabilities of $2.9 million, recorded upon the Company’s IPO.
Customer Concentration
We generated 69% and 71% of our net revenue from our largest Customer, Block, during the nine months ended September 30, 2022 and 2021, respectively.

Use of Non-GAAP Financial Measures
Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation. These non-GAAP measures should not be viewed as a substitute for, or superior to, measures prepared in accordance with GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in the presentation of our non-GAAP measures set forth under “Key Operating Metric and Non-GAAP Financial Measures”. There are a number of limitations related to the use of these non-GAAP measures versus their most directly comparable GAAP measures, including the following:
•other companies, including companies in our industry, may calculate adjusted EBITDA and non-GAAP operating expenses differently than how we calculate this measure or not at all; this reduces its usefulness as a comparative measure;
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
A reconciliation of net loss to adjusted EBITDA and non-GAAP operating expenses for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net revenue	$191,621	$131,512	$544,401	$361,761
Net loss	$(53,168)	$(45,730)	$(158,454)	$(127,122)
Net loss margin	(28)%	(35)%	(29)%	(35)%
Total operating expenses	$139,598	$104,712	$388,362	$280,181

Net loss	$(53,168)	$(45,730)	$(158,454)	$(127,122)
Depreciation and amortization expense	935	786	2,834	2,567
Share-based compensation expense	43,509	38,965	115,662	105,893
Payroll tax expense related to share-based compensation	508	614	1,768	1,553
Acquisition related expenses	913	334	913	334
Other expense (income), net	(6,333)	57	3,542	2,706
Income tax expense (benefit)	5	35	(573)	141
Adjusted EBITDA	$(13,631)	$(4,939)	$(34,308)	$(13,928)
Adjusted EBITDA Margin	(7)%	(4)%	(6)%	(4)%

Total operating expenses	$139,598	$104,712	$388,362	$280,181
Depreciation and amortization expense	(935)	(786)	(2,834)	(2,567)
Share-based compensation expense	(43,509)	(38,965)	(115,662)	(105,893)
Payroll tax expense related to share-based compensation	(508)	(614)	(1,768)	(1,553)
Acquisition related expenses	(913)	(334)	(913)	(334)
Non-GAAP operating expenses	$93,733	$64,013	$267,185	$169,834

Liquidity and Capital Resources
Since our inception through June 30, 2021, we financed our operations primarily through sales of equity securities and payments received from our Customers. In June 2021, we completed our IPO in which we received aggregate proceeds of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million.
As of September 30, 2022, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling $1.6 billion, with such amounts held for working capital purposes. Our cash equivalents and marketable securities were comprised primarily of bank deposits, money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
On September 14, 2022, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A common stock beginning September 15, 2022. Under the repurchase program, we were authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The share repurchase program has no set expiration date. As of September 30, 2022, $86.1 million remained available for future share repurchases under this repurchase program.
We believe our existing cash and cash equivalents, and our marketable securities will be sufficient to meet our working capital and capital expenditure needs for more than the next 12 months. Our future capital requirements will depend on many factors, including our planned continuing investment in product development, platform infrastructure, share repurchases, and global expansion. We will use our cash for a variety of needs, including for ongoing investments in our business, potential strategic acquisitions, capital expenditures and investment in our infrastructure, including our non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
As of September 30, 2022, we had $7.8 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our Customers' funds are not deposited at the Issuing Bank in time to settle our Customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(27,894)	$1,353
Net cash (used in) provided by investing activities	940	(262,652)
Net cash (used in) provided by financing activities	(15,770)	1,301,086
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(42,724)	$1,039,787
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

Net cash was used in operating activities in the nine months ended September 30, 2022 compared to net cash provided in the same period in 2021 primarily due to the net impact of increases in net revenue and related cash collections and cash paid for costs of revenues and operating expenses including a prepayment to a cloud-computing service provider and higher bonus payments, increases in non-cash charges primarily for share-based compensation expense, and net changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities consists primarily of maturities of our investments in marketable securities. Net cash used in investing activities consists primarily of purchases of marketable securities and purchases of property and equipment.
Net cash was provided by investing activities in the nine months ended September 30, 2022 compared to net cash provided in the same period in 2021 primarily due to the increase in purchases of marketable securities and the decrease in maturities of marketable securities.
Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the issuance our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities, the share repurchase program, and payments of offering costs related to the IPO.
Net cash was used in financing activities in the nine months ended September 30, 2022 compared to net cash provided in the same period in 2021 primarily due to the payments to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs, payments to repurchase shares under the share repurchase program, offset by the decrease in payment of offering costs.
Obligations and Other Commitments
There were no material changes in our obligations and other commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
As of September 30, 2022, we had non-cancellable purchase commitments with certain Issuing Banks and service providers of $224.2 million, payable over the next 5 years. These purchase obligations include $219.0 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
For additional information about our contractual obligations and other commitments, see Note 7 to our Condensed Consolidated Financial Statements “Commitments and Contingencies”.

Subsequent Event
In October 2022, the Company sold its equity method investment in a private company. The carrying amount of this investment was $7.8 million as of the date of sale and the purchase price was $25.7 million. As a result, the Company recorded a gain of $17.9 million in the fourth quarter of 2022 in Other income (expense), net on the Consolidated Statement of Operations. This gain will be excluded from the determination of Adjusted EBITDA.

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

For certain revenue contracts, we estimate variable consideration and material rights to record each period. This requires that we estimate the expected processing volume over the term of the contract, including any additional extension of the term associated with a material right. These estimates are predominantly derived by analysis of historical trends and are updated on a quarterly basis. Changes made to these assumptions during the three and nine months ended September 30, 2022 did not have a material impact to the net revenue recorded during the three and nine months ended September 30, 2022.
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
Secondary Sales of Common Stock. Prior to the completion of the IPO in June 2021, certain stockholders acquired outstanding common stock from current or former employees for a purchase price greater than the estimated fair value of our common stock at the time of the respective transaction. The determination of whether the excess of purchase price over the estimated fair value represents share-based compensation is highly judgmental. We determined whether secondary sales of common stock by employees and former employees resulted in share-based compensation expense by evaluating the extent of our involvement in secondary sale transactions, whether the purchaser of the shares is an existing or new stockholder, and the extent the sale price per share exceeds our estimated fair value per share. We recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $11.6 million during the nine months ended September 30, 2021. Such amounts were recorded in compensation and benefits expense on the condensed consolidated statements of operations and comprehensive loss.
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
Interest Rate Risk
We had cash, cash equivalents, and marketable securities totaling $1.6 billion as of September 30, 2022. Such amounts included cash deposits, money market funds, U.S. government securities, commercial paper, and corporate debt securities. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our marketable securities as “available-for-sale”, no gains or losses are recognized in the condensed consolidated statement of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We have the ability to hold all marketable securities until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of September 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
•We may not realize the anticipated long-term stockholder value of our share repurchase program.
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
We have experienced rapid growth in recent periods. Our total net revenue was $517.2 million, $290.3 million and $143.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, an increase of 78% and 103% from the prior years, respectively. Our total net revenue was $191.6 million and $131.5 million in the three months ended September 30, 2022 and 2021, respectively, an increase of 46%, and $544.4 million and $361.8 million in the nine months ended September 30, 2022 and 2021, respectively, an increase of 50%. In future periods, we may not be able to sustain net revenue growth consistent with recent history, or at all. Further, because we operate in an evolving payments industry, our ability to grow and innovate is important to our success. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
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
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our workforce has grown to 915 employees as of September 30, 2022 from 696 employees as of September 30, 2021. We have offices in the United States, United Kingdom, or U.K., and Australia, and a legal entity in Singapore as of September 30, 2022, and we plan to continue to expand our international footprint and operations into other countries in the future. We have also historically experienced significant growth in the number of Customers using our Platform, the number of card programs and solutions we manage for our Customers, and TPV on our Platform.
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
We have in the past, and may in the future, experience high attrition and turnover rates across the Company, especially in light of increased competition in the U.S. labor market and within the technology sector. The loss of these employees may lead to a decrease in institutional knowledge which may adversely affect our ability to expand our business.
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
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater brand name recognition, longer operating histories, larger sales and marketing budgets and resources, more established relationships with vendors or customers, greater customer support resources, greater resources to make acquisitions and investments, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical, and other resources. Such competitors with greater financial and operating resources may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements, or regulatory developments. In addition, future mergers and acquisitions by these companies may lead to even larger competitors with more resources.
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
A small number of Customers account for a large percentage of our net revenue. For the twelve months ended December 31, 2021, 2020 and 2019, Block accounted for 69%, 70% and 60% of our net revenue, respectively, and for the three months ended September 30, 2022 and 2021, Block accounted for 73% and 68% of our net revenue, respectively.

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
We have incurred significant net losses since our inception, including net losses of $163.9 million, $47.7 million and $122.3 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively, $53.2 million and $45.7 million for the three months ended September 30, 2022 and 2021, respectively, and $158.5 million and $127.1 million for the nine months ended September 30, 2022 and 2021. We expect to continue to incur net losses for the foreseeable future and we may not achieve profitability in the future. Because the market for our Platform, products, and services is evolving, it is difficult for us to predict our results of operations or our market opportunity. We expect our operating expenses to continue to increase over the next several years as we hire additional personnel, adjust compensation packages to hire new or retain employees in an increasingly competitive job market, expand our operations and infrastructure, both domestically and internationally, continue to enhance our Platform and develop and expand its capabilities, expand our products and services, and expand and improve our APIs. These initiatives may be more costly than we expect and may not result in increased net revenue. In addition, as a public company, we have incurred, and we will continue to incur, additional significant legal, insurance, accounting, and other expenses that we did not incur as a private company. Any failure to increase our net revenue sufficiently to keep pace with the increases in expenses resulting from these initiatives, investments, and other activities could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis in future periods. If we fail to achieve profitability, our business, results of operations, and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
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
The variability and unpredictability of our results of operations or other operating metrics could result in our failure to meet our investors’ expectations, or those of analysts that cover us, with respect to net revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Class A common stock could fall, and we could face costly lawsuits, including securities class action suits.

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
We believe the COVID-19 pandemic intensified the consumer need for virtual and contactless forms of payments, the need for greater flexibility with purchases, and for easy online financing options. Many of the providers of these services are our Customers and they are experiencing accelerated adoption of technologies that enable such payment experiences
There remains uncertainty about the pace of economic recovery, including uncertainty related to the labor market, inflation, and fiscal and monetary policy responses from the federal government. Businesses continue to face difficulty in hiring and meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays that first occurred due to the initial COVID-19 outbreak.
Our efforts to mitigate the potential ongoing negative impact of the pandemic on our business may not be effective. It is not possible for us to predict the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations, or financial condition at this time, and to the extent the COVID-19 pandemic does adversely affect our business, results of operations, and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. For more information on the effect of COVID-19 and potential risks to us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and other Macroeconomic Factors.”

Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Interchange Fees, could adversely affect our business.
We rely on our relationships with financial institutions, including Issuing Banks and Card Networks, that provide certain services that are an important part of our product offering. We have in the past and may in the future have disagreements with these financial institutions. If we are unable to maintain the quality of these relationships or fail to comply with our contractual requirements with these financial institutions, our business would be adversely affected. We partner with Issuing Banks, who issue payment cards to our Customers and settle payment transactions on such cards. A significant portion of our payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended September 30, 2022 and 2021, 81% and 89%, respectively, of TPV was settled through Sutton Bank. For the nine months ended September 30, 2022 and 2021, 83% and 92%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank were to terminate our agreement or were unable or unwilling to settle our transactions, or if we unilaterally terminated our agreement with Sutton Bank, we would be required to switch some or all of our processing volume to one or more of the other Issuing Banks we contract with and we may incur termination fees and costs associated with increased or new operating expenses. Switching a significant portion or all of our processing volume from Sutton Bank to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses. We could also lose Customers if we do not have another Issuing Bank who is willing to support such Customers. Although we work with multiple Issuing Banks, in part, to provide options to Customers for their card issuing needs, diversifying our contractual relationships and operations with Issuing Banks increases the complexity of our operations and may also lead to increased costs.
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
Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Our net revenue is dependent on the usage of our Platform, which in turn is influenced by the volume of business our Customers conduct. Supply chain disruption, a global labor shortage, increased inflation, higher interest rates, and the ebb and flow of the COVID-19 pandemic, including in specific geographies, have adversely affected our business, results of operations and business outlook and may continue to create uncertainty as to our and our Customers’, partners’, and vendors’ financial results, operations and business outlook. To the extent that weak economic conditions result in a reduced volume of business for our Customers and prospective Customers, demand for, and use of, our Platform, products, and services may decline. If spending by their customers declines, our Customers could process fewer payments with us or, if our Customers cease to operate, they could stop using our Platform and our products and services altogether. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. If, as a result of a weak economy, our Customers reduce their use of our Platform, or prospective Customers delay adoption or elect not to adopt our Platform, our business, results of operations, and financial condition could be adversely affected. We are unable to predict the impact other macroeconomic factors, including the military action against Ukraine launched by Russia, supply chain shortages, higher inflation rates, higher interest rates, and other global economic conditions, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor the situation and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our Customers, vendors, and employees.
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
Our operations depend on receiving, storing, processing, and transmitting sensitive information pertaining to our business, employees, Customers, and end users. The confidentiality, security, and integrity of such sensitive business information residing on our systems is important to our business. Any unauthorized access, intrusion, infiltration, network disruption, denial of service, or similar incident could disrupt the integrity, continuity, security, and trust of our systems or data, or the systems or data of our Customers or vendors, and negatively impact our reputation. These incidents are often difficult to detect and the threats are constantly evolving, and we or our Customers or vendors may face difficulties or delays in identifying or otherwise responding to any incident.
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
Although we believe that we maintain a robust data security program, including a responsible disclosure program, and that none of the incidents that we have encountered to date have materially impacted us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data, including protection against unauthorized access and use by our employees, will be successful or sufficient to counter all current and emerging risks and threats. The impact of a material event involving our systems or data, or those of our Customers or vendors, could have a material adverse effect on our business, results of operations, and financial condition.
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
During the three and nine months ended September 30, 2022, we derived 3% and 3%, respectively, of our net revenue from Customers located outside the United States. The future success of our business will depend, in part, on our ability to offer our Platform and services internationally and expand our international Customer base. While we have been expanding our Platform, products, services and sales efforts internationally, our experience in selling our Platform, products, and services outside of the United States is early. Our process for identifying countries to expand into may not be successful and may take a considerable amount of time, effort, and expense, and we may not realize benefits from expansion into a particular market. Additionally, any continued spread of COVID-19 may complicate efforts to expand our business internationally by restricting our ability to travel and engage in certain market diligence, sales and marketing activities abroad. Furthermore, our business model may not be successful or have the same traction outside the United States and we may face additional regulatory hurdles. As a result, our investment in marketing our Platform to these potential Customers may not be successful. If we are unable to increase the net revenue that we derive from international Customers, then our business, results of operations, and financial condition may be adversely affected.
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
Additionally, criminals are using increasingly sophisticated methods to engage in illegal activities which they may use to target us, including “skimming,” counterfeit payment cards, and identity theft. A single, significant incident or a series of incidents of fraud or theft involving cards issued through our Platform could result in reputational damage to us, potentially reducing the use and acceptance of our Platform or leading to greater regulatory scrutiny that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, or other operating losses. The foregoing could have a material adverse effect on our business, results of operations, and financial condition. We are also potentially susceptible to risk from fraudulent acts of employees or contractors.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers and other key employees. There have been changes in the past, and there may be changes in the future, to our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Additionally, from time to time we may reorganize the Company’s departments in an effort to increase efficiencies or better serve our Customers, including consolidating groups under existing or new executives. For example, we recently announced that our Chief Executive Officer, Jason Gardner, plans to step down from his position as Chief Executive Officer after the Company finds a replacement. He will continue to support Marqeta as Executive Chairman.

The loss of one or more of our executive officers or other key employees could adversely affect our business. Changes in our executive management team may also cause disruptions in, and adverse impacts to, our business. We are currently conducting a Chief Executive Officer search and may not be successful in identifying an appropriate candidate in a reasonable amount of time. We also may not be able to successfully navigate the leadership changes while maintaining key aspects of our culture, which could have a significant negative effect on our existing business and our ability to pursue future plans.
Any employment agreements we have with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We have in the past, and may in the future, experience high attrition and turnover rates across the Company, including key employees, especially in light of increased competition in the U.S. labor market and within the technology sector. The loss of these employees may lead to a decrease in institutional knowledge which may adversely affect our business. Additionally, we do not maintain any key person insurance policies.

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
We, our vendors, our partners, and our Customers are subject to a wide variety of state, federal, and international laws, regulations, and industry standards where we operate both directly and indirectly through our relationships with Issuing Banks and Card Networks. These laws, regulations, industry standards, and rules govern numerous areas important to our business. While we currently operate our business in an effort to ensure our business itself is not subject to direct, extensive regulation, the Issuing Banks and Card Networks that we partner with operate in a highly regulated landscape with regulators whose scope of review expands and contracts, and there is potential for those regulations to be applied to us. We are directly subject to regulation in areas including privacy, data security, data protection, and anti-bribery, and our contractual relationships with Issuing Banks and Card Networks subject us to additional regulations including those relating to payments services (such as payment processing and settlement services), and those relating to payments products and services utilizing artificial intelligence, consumer protection, anti-money laundering, anti-bribery, escheatment, international sanctions regimes, data privacy and security, intellectual property, and compliance with the Payment Card Industry Data Security Standard (“PCI DSS”), a data security standard obligating companies that process, store, or transmit payment card information to maintain security measures designed to protect cardholder data.
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

A majority of our net revenue is derived from Interchange Fees and we expect Interchange Fees to continue to represent a significant percentage of our net revenue in the near term. The amount of Interchange Fees we earn is highly dependent on the interchange rates that the Card Networks set and adjust. From time to time, Card Networks change the Interchange Fees and assessments they charge for transactions processed using their networks. Interchange Fees or assessments are also subject to change from time to time due to government regulation. Interchange Fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which limits Interchange Fees, may restrict or otherwise impact the way we do business or limit our ability to charge certain fees to Customers. Issuing Banks that are exempt from the Durbin Amendment are able to access higher interchange rates. As a result, to maximize our Interchange Fees, we currently only contract with Issuing Banks that are exempt from the Durbin Amendment when we provide program management services. Changes in regulation or additional rulemaking may adversely affect the way we conduct our business or result in additional compliance obligations and expense for our business and limitations on net revenue. On October 3, 2022, the Board of Governors of the Federal Reserve System adopted its final rule pursuant to the Electronic Fund Transfer Act to clarify the requirement that debit card issuers ensure that at least two unaffiliated payment card networks have been enabled to process all debit card transactions, including ‘card not present’ transactions, such as online payments. Such secondary payment card networks may charge lower Interchange Fees, and as a result, we may experience a reduction in net revenue derived from Interchange Fees. Interchange Fee regulation also exists in other countries where our Customers use payment cards and such regulation could adversely affect our business in other foreign regions. Any changes in the Interchange Fees associated with our Customers’ card transactions could adversely affect our business, results of operations, and financial condition.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. On July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield, eliminating one of the mechanisms we had relied on to legitimize EU-U.S. data transfers. An alternative transfer mechanism that we rely on known as the standard contractual clauses continues to be a valid mechanism for data transfers, provided additional safeguards are in place. We continue to monitor and assess regulatory guidance related to this decision and its impact on our data transfer mechanisms. It is possible that the decision will restrict the ability to transfer personal data from the European Union, UK, and Switzerland to the United States (and other countries). We (and many other companies) may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union, UK, and Switzerland to the United States (and other countries), and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our Customers face the potential for regulators to apply different standards to the transfer of personal data from the European Union, UK, and Switzerland to the United States (and other countries), and to block, or require ad hoc verification of measures taken with respect to, certain personal data transfers from the European Union, UK, and Switzerland to the United States (and other countries). Any inability to transfer personal data from the European Union, UK and Switzerland to the United States (and other countries) in compliance with data protection laws or otherwise comply with requirements in this rapidly changing environment may impede our ability to attract and retain Customers unless and until we build out a European Union-based data processing center. These restrictions may adversely affect our business and financial position.

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 51.5% of the voting power of our capital stock as of September 30, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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
In addition, as of September 30, 2022, we had 38,286,051 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class B common stock or Class A common stock, as well as 25,391,779 total shares of Class B or Class A common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
As of September 30, 2022, unrecognized compensation costs related to unvested RSUs and unvested outstanding stock options, excluding the CEO Long-Term Performance Award, were $256.3 million and $70.9 million, respectively. These costs are expected to be recognized over a weighted-average period of 3.3 years and 2.6 years, respectively.

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
As of September 30, 2022, the aggregate unrecognized compensation cost related to the CEO Long-Term Performance Award was $130.4 million, which is expected to be recognized over the remaining derived service period of 3.3 years.
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

We cannot guarantee that our share repurchase program will enhance long-term stockholder value. Share repurchases could also affect the trading price of our stock and may reduce working capital.
In September 2022, our Board of Directors approved a $100 million share repurchase program for shares of our Class A common stock. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of cash, the market price of our Class A common stock, general market and economic conditions, applicable requirements, and other business considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our Class A common stock under the program. The share repurchase program has no set expiration date. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-8 of the Securities Exchange Act of 1934, as amended. Other risks and uncertainties include, among other things, the market price of our stock prevailing from time to time, the nature of other investment opportunities presented to us, our financial performance and our cash flows from operations, and general economic conditions, which could adversely affect our results of operations and cash flows.

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
None.

Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2022	—	$—	—	$—
August 1 - August 31, 2022	—	$—	—	$—
September 1 - September 30, 2022	1,958,882	$7.05	1,958,882	$86,144,567
Total	1,958,882		1,958,882	$86,144,567
(1) On September 14, 2022, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A common stock beginning September 15, 2022. Under the repurchase program, we were authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The share repurchase program has no set expiration date.

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

MARQETA, INC.

Date: November 9, 2022	By:	/s/ Jason Gardner
	Name:	Jason Gardner
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)