Form 10-K
period 2022-12-31
Marqeta, Inc.
filed 2023-02-28
CIK 1522540

XBRL REVIEW 8

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

int
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(Nasdaq Global Select Market)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (“Securities Act”). Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of its most recently completed second fiscal quarter, was $3.6 billion based on the closing sales price of the registrant’s Class A common stock on that date. Solely for purposes of this disclosure, shares of Class A common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 17, 2023, there were 483,745,272 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 54,832,218 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

MARQETA, INC.
FORM 10-K

Note About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•uncertainties related to U.S. and global economies and the effect on our business, results of operations, financial condition, demand for our platform, sales cycles and customer retention;
•our future financial performance, including our net revenue, costs of revenue and operating expenses and our ability to achieve future profitability;
•our ability to effectively manage or sustain our growth and expand our operations;
•our ability to enhance our platform and services and develop and expand its capabilities;
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
Card Network rules. Card Network rules are applicable card association, Card Network, and national scheme rules.
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
Just-in-Time, or JIT, Funding. A feature of the Marqeta platform that allows customers to programmatically authorize and fund individual transactions while participating in the approval decision in real time.
Modern card issuing. Modern card issuing is secure card issuing and processing delivered via an open API, or application programming interface, platform that enables card issuers to create customized payment card products that leverage a JIT funding feature, authorizing their end users’ transactions in real-time.
Processing volume. Processing volume refers to the dollar amount of payments processed through the Marqeta platform, net of returns and chargebacks, that contribute to our TPV.
Revenue Share. Revenue Share refers to provisions in our customer contracts under which we share a portion of Interchange Fees with our Managed By Marqeta customers.
Tokenization as a Service. A Marqeta product that allows a card issuer to provision a token to a digital wallet, allowing an end user to securely store card information in the digital wallet.
Total processing volume or TPV. TPV is the total dollar amount of payments processed through the Marqeta platform, net of returns and chargebacks.

PART I
ITEM 1. BUSINESS
Our Business
Marqeta created modern card issuing, and we believe modern card issuing is at the heart of today’s digital economy.
Marqeta’s modern card issuing platform empowers our customers to create customized and innovative payment cards, giving them the ability to build more configurable and flexible payment experiences. Marqeta’s open APIs provide instant access to highly scalable, cloud-based payment infrastructure that enable customers to launch and manage their own card programs, issue cards, and authorize and settle payment transactions.
The following represent examples of modern card issuing:
•When a company issues an expense card to its employees, modern card issuing allows for customizable spend controls depending on the employee and employer’s needs.
•When you receive money from your friend through a mobile payment app, modern card issuing helps move the funds to your debit card, making it instantly available to you to make purchases.
•When you buy a big screen TV and pay for it in installments using a buy now pay later provider, modern card issuing helps move money to an associated payment card that a buy now pay later provider uses to seamlessly pay the merchant.
Marqeta works on its customers’ behalf with Card Networks and Issuing Banks to issue cards, authorize transactions, and communicate with settlement entities. Our platform, powered by open APIs, enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases.
Our modern architecture allows for flexibility, a high degree of configurability, and accelerated product development, democratizing access to card issuing technology. It also enables us to rapidly expand our platform’s functionality, creating added value for our customers.
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
The strength and durability of our customer relationships are evidenced by our year-over-year net revenue growth of 45% and our dollar-based net revenue retention of 144% for the year ended December 31, 2022. Our dollar-based net revenue retention was over 175% and 200% for the years ended December 31, 2021 and 2020, respectively. In the years ended December 31, 2022, 2021 and 2020, the Marqeta platform processed TPV of $166.3 billion, $111.1 billion and $60.1 billion, respectively, which reflected year-over-year growth of 50% and 85%, respectively.
Our products meet the card issuing and transaction processing needs of commerce disruptors, financial technology companies, companies offering new embedded finance solutions, and large financial institutions alike. Marqeta has already emerged as a card issuing platform category leader in many disruptive verticals, including on-demand services, lending (including buy now pay later, or BNPL, financing), expense management, disbursements, online marketplaces, and digital banking. Our platform is sought out by customers to improve their existing offerings, create new revenue streams, increase engagement with their customers and end users and stay competitive with technology-focused new market entrants.

As we expand our use cases, product offerings, and global footprint, we attract new industry innovators and help existing customers expand into new verticals, programs, markets, and geographies. Our customers consistently tell us that our ability to work at speed, simplify the complex, and envision their end users’ experience helps them focus on what they do best—building innovative products and serving their customers. We believe our culture of customer-centricity, innovation, teamwork, and clarity of mission is why customers trust us with their mission-critical payments needs and continue to grow and expand with us.
We have grown and scaled rapidly in recent periods. Our total net revenue was $748.2 million, $517.2 million, and $290.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, an increase of 45% and 78% from the prior years, respectively. We incurred net losses of $184.8 million, $163.9 million, and $47.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Payments Ecosystem
A complex ecosystem of Issuing Banks, Acquiring Banks, Acquirer Processors, Issuer Processors, and the Card Networks that facilitate the exchange of information and funds underpins global payment card purchase transactions.

Legacy Payments Ecosystem

The legacy payments ecosystem has historically been inflexible and complicated, which makes launching new card programs and supporting cutting-edge use cases difficult and time consuming. In the legacy payments ecosystem, a consumer uses a credit, debit, or prepaid card from a card issuer to make a purchase at a merchant and the merchant contracts with a financial institution to hold the funds from the purchase.
In the legacy payments ecosystem, the card issuer must contract with an Issuing Bank, a financial institution that issues a payment card (credit, debit, or prepaid) on behalf of the card issuer, or, alternatively, on its own behalf. The card issuer must also contract with an Issuer Processor to provide the technology platform, ledger, and infrastructure to support a card issuer and connect with a Card Network to facilitate payment transactions. The Card Networks provide the infrastructure for settlement and card payment information that flows between the Issuer Processor and the Acquirer Processor that facilitates the flow of card payment information through Card Networks to the Issuing Bank.

Modern Payments Ecosystem

Our modern infrastructure allows for significant innovation in the payments ecosystem. It enables a new class of card issuers to emerge by simplifying and democratizing the card issuing experience. It expands the issuing medium beyond physical cards to keep pace with the demands of digital commerce and mobile wallets, increasing regulatory and security requirements, and cross-border capabilities. It gives developers highly configurable controls that enable them to provide a customized solution to their business and customer needs. It operates on an extensible cloud infrastructure that works globally and enables scale and simplicity even as card issuer, merchant, and consumer demands become increasingly complex.
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

Our Platform and Products
Marqeta provides a single, global, cloud-based, open API platform for modern card issuing and transaction processing. The Marqeta platform provides next generation payment experiences for tech-driven, developer-led companies and is well positioned to address the payment needs of financial technology companies, companies offering new embedded finance solutions, and large financial institutions.
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

Our platform has a number of key attributes, including:
Accessible: We democratize key payment capabilities to enable any business to start issuing physical, virtual, or tokenized payment cards that are configured to its individual business needs. New customers do not need to have deep payment expertise to issue cards and process transactions.
Simple: Our platform makes payment transactions simple by working behind the scenes to translate the complex into intuitive and developer-friendly user experiences. We provide direct integrations with the Card Networks, enabling developers to use Marqeta’s single unified platform for all of their payments integrations.
Scalable: The Marqeta platform is highly agile and scalable, allowing our customers to launch and grow card programs with speed and confidence. As a global platform built on a single codebase to support our customers worldwide, we have a build-once, deploy-anywhere model, offering seamless integration with global and local Card Networks.
Configurable: The Marqeta platform is highly configurable and is able to serve use cases previously unaddressed by legacy systems, such as expense management. Our platform’s configurability significantly expands the categories of businesses that can begin issuing their own cards to solve complex payment needs.
Innovative: Marqeta is a hub for innovation. Instant card issuance, provisioning to digital wallets, JIT Funding, dynamic spend controls, RiskControl, and the Marqeta for Banking product suite enable our customers to operate with speed and control.
Trusted: Our platform is trusted by financial technology companies, companies offering new embedded finance solutions, and large financial institutions to perform at scale. We comply with applicable obligations under the Payment Card Industry Data Security Standard, or PCI DSS, and provide a trusted environment for card issuing and payment processing with security, transparency, and real-time information.

Our Products
Marqeta’s innovative products are developed with deep domain expertise and a customer-first mindset to launch, scale, and manage card programs. Depending on a customer’s desired level of control and responsibility, Marqeta can work with companies in a range of different configurations:
•Managed By Marqeta: With Managed By Marqeta, or MxM, Marqeta provides an Issuing Bank partner to act as the Bank Identification Number, or BIN, sponsor for the customer’s card program, manages the customer’s card program on behalf of the Issuing Bank, and provides a full-range of services including configuring many of the critical resources required by a customer’s production environment. In addition to providing customer access to the Marqeta dashboard via our APIs and payment processing, Marqeta also manages a number of the primary tasks related to launching a card program, such as defining and managing the program, operating the program and managing certain profitability components, and managing compliance with applicable regulations, Issuing Bank and Card Network rules. Also available to our MxM customers are a variety of managed services, including dispute management, fraud scoring, card fulfillment, and cardholder support services.
•Powered By Marqeta: With Powered By Marqeta, or PxM, Marqeta also provides customers access to the Marqeta dashboard via our APIs, provides payment processing, and assists with certain configuration elements that enable the customer to use the platform independently. Unlike under our Managed By Marqeta card programs, our PxM customers are responsible for other elements of the card program, including defining and managing the program with the Card Networks and Issuing Bank as well as managing compliance with applicable regulations, Issuing Bank and Card Network rules.
Given the modularity of the Marqeta platform, certain customers can also opt to incorporate elements of MxM into their PxM card program to create a custom “Powered By Plus” solution.

Marqeta Issuing
We enable our customers to issue physical, virtual, and tokenized cards across a deep and varied customer base. We have significant industry experience supporting card programs of multiple types and sizes. We offer fulfillment services, enabling our customers to optimize their card programs by managing users, fulfillment, and card transactions through the Marqeta platform. We are also at the forefront of payments innovation, with features such as the provision of a tokenized card into digital wallets.
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

Configure cards with open APIs: Customers can easily define card attributes for where and how a card is used, such as restrict or accept use online or in certain countries, currencies, postal codes, and/or merchant categories.
Build, test, and launch cards: Developers can simultaneously create card products and set up funding sources, cardholders, and cards through simulations available in their own private and secure Marqeta sandbox, enabling them to test and validate their programs easily and quickly before launch.
Securely embed cards into apps: Customers using our platform have the ability to securely embed sensitive card data into mobile apps using customizable widgets or the Marqeta JavaScript library; this has the added benefit of dramatically reducing the workload necessary to comply with PCI DSS requirements.
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
JIT Funding: Utilizing Marqeta’s industry-first JIT Funding functionality, each card maintains a zero-amount balance until the card is used and approved. Upon approval, Marqeta automatically moves funds from an identified funding source into the appropriate account. The following illustration reflects the workflow once a cardholder attempts to make a payment at a merchant using an account configured to use JIT Funding:

Merchant
Marqeta platform
Our Customers' System
Initiates payment attempt
Network sends transaction response
Transaction complete
Evaluates authorization
Sends funding request
**** 8976
Funds account
Sends transaction response
Sends transaction notification
Evaluates funding request
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

Marqeta Applications
The Marqeta platform is a cloud-native, highly configurable API-first platform that enables customers to create seamless and customized digital experiences for their users without many of the limitations and compromises that legacy platforms have imposed in the past. Customers can leverage applications that cover the entire payments lifecycle, including the developer sandbox, card management, transaction monitoring, and case management. These applications help ensure their card programs are as successful as possible.
Marqeta applications allow customers to:
Utilize developer tools: Developers have access to Marqeta’s wealth of tools, including a private sandbox, APIs, software development kits, widgets, and documentation to customize, test, and issue their cards and programs. With multiple API endpoints, developers can configure spend controls, simulate transaction processing, and quickly roll out new features with confidence.
Streamline program administration: Our platform is transforming how our customers can approach card program administration. We offer tools to manage program funds, monitor cardholder balances, report lost or stolen cards, and view a multitude of white-labeled reports, all through a single application.
Reduce and mitigate fraud: We offer unique functionality to help customers combat fraud. Using Marqeta’s powerful authorization and decisioning engine, customers can configure rules using a variety of inputs that approve or decline transactions based on real-time and dynamic parameters. This along with our customer identification program, or CIP, verification, 3D Secure, and dispute management services provide a multi-layer security framework, helping our customers detect and prevent unauthorized, fraudulent activities, while empowering them to create frictionless experiences for their customers.
Manage cases and resolve disputes: Marqeta’s case management API endpoints help our customers to optimize the entire dispute process. This includes submitting disputes, receiving statements, participating in arbitration, all while receiving live status updates via push notifications. Our holistic solution helps to simplify case management while enabling an optimized experience for the end user.
Simplify compliance and reporting: With our platform, customers can monitor and review reports for potential violations and leverage data and insights to aid in anti-money-laundering, or AML, transaction monitoring. Our solutions are certified as compliant with PCI DSS and 3D Secure, among others. Our bank-grade encryption safeguards payment card data, including personally identifiable information.
Analyze data intelligence: We dissect and analyze transaction data. Customers can monitor balances, authorizations, and settlements over time to track every aspect of their card program. Customers can see chargebacks, declined transactions, and card activities on a regular basis, while data can be reported on a daily, weekly, or monthly cadence.

New Products Released in 2022
Marqeta remains focused on the development of new products, features, and use cases to serve our current and future customers’ needs.
•In April 2022, we introduced our RiskControl solution providing our customers with comprehensive risk, compliance, and fraud management capabilities using real-time decisioning to develop transaction controls. RiskControl also includes newly enhanced versions of our CIP verification and dispute management services.
•In June 2022, we expanded our credit platform with a new, intuitive dashboard that enables customers to launch cards more quickly and simply. We also introduced over 40 new credit APIs that enable customers flexibility and control to design, test, and launch differentiated credit card experiences.
•In October 2022, we introduced Marqeta for Banking, an expansion of modern card issuing and an extension of our platform that provides our customers with a suite of bank account and money movement features offered through Marqeta’s Issuing Bank partners, including demand deposit accounts, direct deposit with early pay, ACH, cash loads, and fee-free ATMs, bill pay, and instant funding capabilities.

Our Business Model
Our modern, cloud-based, open API platform delivers card issuing and transaction processing services for global money movement, tailored to the needs of developers, technical product managers, and entrepreneurs at innovative companies. During the year ended December 31, 2022, we processed approximately 4.1 billion transactions on our platform across the globe, up 51% from the 2.7 billion transactions processed on our platform during the year ended December 31, 2021.
We employ a usage-based model, based on processing volume and transactions, that aligns our interests with those of our customers. We generate the majority of our revenue based on the volume of transactions processed through our platform. For MxM relationships, we receive Interchange Fees for processing our customers’ card transactions through our platform and we share with our customers a majority of the Interchange Fees generated through our platform, referred to as “Revenue Share.” For PxM relationships, we do not receive Interchange Fees and we price our services on either a percentage of processing volume or on a fee per transaction basis. While we generate greater revenue from our MxM services, the processing volume generated by MxM and PxM services is similar. Further, our cost to deliver PxM services is lower because we do not pay Issuing Bank and Card Network fees. Therefore, the gross profit as a percentage of TPV can be similar for MxM and PxM. These dynamics may fluctuate with different “Powered By Plus” solutions, where PxM customers can incorporate certain MxM services into their PxM card program. Additionally, we generate revenue from other processing and managed services, including platform access, ATM processing, fraud monitoring, dispute management, and tokenization services.
Interchange Fees are transaction- and volume-based fees paid by the Acquiring Bank to the Issuing Bank that issued the payment card used to purchase goods or services from a merchant. In accordance with our agreements with Issuing Banks that support our MxM services, we receive 100% of the Interchange Fees for processing our customers’ card transactions and then provide Revenue Share payments to our MxM customers.
As MxM customers increase processing volumes on our platform, they may earn an increased portion of Interchange Fees. Our gross margin percentage may decrease as a result of this dynamic. However, we remain strategically focused on growing incremental gross profit dollars and have the ability to offset margin declines with better pricing that we achieve with Issuing Banks and Card Networks as well as providing other processing and managed services.
As we strive to democratize payments and simplify card issuing and transaction processing, our strategic partnerships and direct integrations with Issuing Banks and Card Networks continue to be important to our customer value proposition.

Our Growth Strategy
We have established a strong competitive moat, predicated on our scale, customer relationships, and the technological complexities that we have managed to simplify over time, while remaining agile, extensible, and innovative. We believe it would require a significant commitment of time and resources for a potential competitor to imitate our platform.
We also believe that we have and continue to build significant technical know-how and card issuing and transaction processing expertise so that potential competitors cannot easily replicate our business. We believe these structural advantages, and our culture and values-driven business, should enable us to extend our lead over time.
Our market opportunity is tremendous, and we intend to expand our addressable market and increase our revenue by pursuing the following strategies:
Adding New Customers. While we had over 200 customers as of December 31, 2022, we intend to solidify our reach in existing categories and expand to new use cases and industry verticals. Our sales teams focus on attracting financial technology companies and companies offering new embedded finance solutions. We also intend to expand our relationships with large financial institutions to help them compete in the digitized world through our industry-leading solutions. We intend to attract and engage new customers through customer referrals from existing customers, marketing campaigns, outbound sales calls, and key industry conferences and tradeshows. We will also look for opportunities to grow through strategic partnerships and acquisitions.
Expanding and Growing Our Relationships With Our Existing Customers. Our current customers include some of today’s leading financial technology companies, companies offering new embedded finance solutions, and large financial institutions. Our usage-based model, based on processing volume and transactions, aligns our interests with those of our customers. We participate in our customers’ growth alongside them because as our customers’ businesses scale and their processing volumes increase, so does our revenue.
Broadening Our Global Reach. As of December 31, 2022, we were certified to operate in 40 countries globally and intend to continue our international expansion in the future to meet customer needs. Because our customers employ digital models and often look to launch in new markets, we are constantly assessing how we can extend our platform’s reach. We believe it is a significant competitive advantage to offer a consistent platform experience to all customers, no matter where they originate or how they expand.
Expanding Our Ecosystem, Product Offering and Partnership Network. Our closely integrated relationships with our customers and deep insight into our customers’ transaction data allows us to anticipate our customers’ product needs and emerging market opportunities. Our modern card issuing platform and APIs allow us to rapidly develop new products, features, and use cases to serve our current and future customers. We will continue to invest in both new product development and platform enhancements to create increased stability, greater flexibility, and data-driven decision-making, all within increasingly shorter timeframes. We initially targeted card issuing through a modern and disruptive lens, and we believe we can leverage our platform to replicate our success in other areas of the payments ecosystem. Further, we will continue to invest in operational support to maintain service levels expected by our customers. We believe these investments in product development and operational efficiency will lead to long-term growth and profitability. A robust ecosystem of partners is also crucial to our ability to embed our technology into a greater range of use cases. We intend to continue identifying and nurturing our relationships with Issuing Banks, Card Networks, and other partners to continue building on our existing use cases.

Our Customers
Our modern card issuing platform powers mission-critical experiences for our customers, leading to strong relationships over time as we extend their reach both from a product and geographic perspective.
Agreements with Large Customers
Block
On April 19, 2016, we entered into a master services agreement with Block, Inc., formerly known as Square, Inc., subsequently amended, or the Block Agreement, which includes agreements that provide for the commercial terms of our relationship with Block. Pursuant to the terms of the Block Agreement, we have agreed to manage Block’s Cash App, Square Card, and Square Card Canada card issuing programs for Block. On January 31, 2022, Block completed its acquisition of our customer, Afterpay Limited. We have a separate agreement with Afterpay that provides for the commercial terms of our relationship, however, we now aggregate Afterpay as part of our Block business.
Under the agreements to manage these card programs, we agree to share a portion of the net interchange revenue that we earn from processing the volume of these programs. The Revenue Share provisions include increased rates of Revenue Share when processing volumes reach specified volume tiers. We also generate revenue from other processing services under the agreements.
In addition, on March 13, 2021, and as specified in the Block Agreement, we granted Block a warrant to purchase up to 1,100,000 shares of our common stock at an exercise price of $0.01 per share, which is exercisable upon attaining certain milestones relating to Block’s creation of a specified percentage of new cardholders on our platform each year over a three-year period. The current term of our agreement with Block for Cash App expires in March 2024, the current term of our agreements with Block for Square Card and Square Card Canada, respectively, expire in December 2024, and each agreement automatically renews thereafter for successive one-year periods, unless terminated earlier by either party. Either we or Block may terminate the Block Agreement under certain specified circumstances, including upon a material breach. The Block Agreement also provides for certain other terms, including representations and warranties of the parties, intellectual property rights, data ownership and security, limitations on liability, confidentiality and indemnification rights, and other covenants.

Our Relationships with Issuing Banks and Card Networks
Our contractual relationships with Issuing Banks and Card Networks contribute to Marqeta’s ability to create and manage customized card programs for our customers. We intend to expand and deepen our relationships with Issuing Banks and Card Networks.
Relationship and Agreements with Issuing Banks
We partner with Issuing Banks to provide services for our MxM solution that include card issuance, Card Network sponsorship, and creating deposit accounts used to settle our customers’ transactions because we do not have regulatory authority to perform these activities ourselves. Our contracts with Issuing Banks entitle Marqeta to all of the Interchange Fees generated from our customers’ card programs, which we then share with our MxM customers through Revenue Share payments, and obligate us to pay all Card Network fees associated with our customers’ card transactions.
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
When our customers engage us for MxM services, we provide an Issuing Bank to act as the BIN sponsor for the customer’s card program and are responsible for managing compliance with the Issuing Bank’s requirements and Card Network rules.
When our customers engage us for PxM services, we do not manage the customer’s relationships with the Issuing Banks and Card Networks and the customer is responsible for managing compliance with the Issuing Bank’s requirements and Card Network rules.
Sutton Bank
On April 1, 2016, we entered into a prepaid card program manager agreement with Sutton Bank. Under the terms of the agreement, as amended, Sutton Bank settles payment transactions for us and provides card and other related services to us, including the issuance of cards for approved card programs. The agreement provides that we pay Sutton Bank a fee based on a percentage of the value of transactions processed. Under this agreement we are entitled to receive 100% of the Interchange Fees for processing our customers’ card transactions. Under certain circumstances, the agreement also requires us to pay termination fees, including fees and costs to Sutton Bank, if we terminate the agreement before the end of its term or any automatic renewal term. The current term of the agreement expires in 2028, after which it automatically renews on the same terms and conditions for a two-year renewal term, unless either party provides written notice of its intent not to renew at least 180 days prior to the expiration of the then-current term. Either we or Sutton Bank may terminate the agreement under certain specified circumstances, including if the other party commits a material breach that is not cured within 30 days.

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

Marqeta arranges for our MxM customers to use one or more of the available Card Networks, and we include the standard Card Network fees in the pricing arrangements with our MxM customers. We pay these standard fees to the Card Networks directly, or indirectly through reimbursement of these fees upon the settlement of card transactions by the Issuing Banks. These fees are reflected in our costs of revenue. Given our ability to direct processing volume to specific Card Networks, we are able to negotiate certain incentive rebates that effectively reduce the overall Card Network fees. With the scale of the transactions we process on behalf of our customers, we believe we can continue to negotiate favorable incentive rebates. However, if these fees increase, our gross margins will decrease. Additionally, we partner with Card Networks to develop our processing capabilities in international locations as we expand globally. We intend to expand and deepen our relationships with Card Networks.
Our relationships with the Card Networks allow us to connect our platform directly to the Card Networks, which allows for transaction authorization (or decline) messages to be sent electronically to and from our platform. This connection provides for virtually instant notification of our customers’ card transactions and allows for a quick response to the authorization request. Once an authorization approval response has been sent by Marqeta to the Card Network (based on parameters established by the applicable customer), the transaction is able to occur on the Card Network’s secure network.
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
Visa
In 2017, we entered into a strategic alliance framework agreement with Visa. The agreement has been periodically amended. We have also entered into a number of subsequent arrangements with Visa, as governed by the strategic alliance framework agreement, including a service evaluation agreement, card partner agreement and certain brand agreements. Under these agreements, we have agreed to cooperate with Visa on a number of initiatives, including international expansion, product, marketing and business development collaboration. The contracts provide Marqeta with tiered incentives based on the processing volume of our customers’ transactions routed through Visa and its affiliated networks. As of February 2023, the parties have entered into an extension of the card partner agreement under the strategic alliance framework agreement for a term for five years. Either party may terminate the agreements under specified circumstances, including upon a material breach that remains uncured for a specified period of time. Visa may also elect to terminate the agreements prior to the natural expiration of the then-current term due to our failure to meet certain performance requirements.
PULSE Network
In 2013, we entered into a direct processor agreement with PULSE Network LLC, or PULSE, subsequently amended. The contract provides Marqeta with tiered incentives based on the processing volume of our customers’ transactions routed through PULSE and its affiliated networks. The current term of the contract expires in 2025 and automatically renews annually thereafter, unless either party provides written notice of its intent not to renew. Either party may terminate the agreement under specified circumstances, including upon a material breach that remains uncured for a specified period of time.

Our Competitors
We compete in a large and evolving market. We believe that the principal competitive factors in our market include:
•industry expertise;
•ability to design and launch new card programs at broad scale;
•security and reliability;
•agility;
•speed to market;
•platform and product features and functionality;
•ability to build new technology and keep pace with innovation;
•extensibility;
•product pricing; and
•brand recognition and reputation.
Our competitors fall into three primary categories:
•Providers with legacy technology platforms, including Fidelity National Information Services (FIS), Fiserv, and Global Payments (TSYS):
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
•Legacy API-based providers, including Galileo, i2c, and Visa DPS:
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
We have a deep history of card issuing expertise, enabling us to achieve technical and operating leverage that we believe potential competitors are unable to replicate. However, some of our competitors have greater financial and operating resources. Moreover, as we expand the scope of our platform, we may face additional competition. See the section titled “Risk Factors—Risks Relating to Our Business and Industry—We participate in markets that are competitive and continuously evolving, and if we do not compete successfully with established companies and new market entrants, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.”

Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee confidential information and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, the functionality and infrastructure of our platform and our business, and frequent enhancements to and expansions of our platform are more important contributors to our success.
We have a patent program designed to cover various aspects of our business in the United States and abroad. These patents and patent applications are intended to protect our proprietary inventions relevant to our business. We continually review our development efforts to assess the existence of new intellectual property and our ability to patent new intellectual property.
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

Sales and Marketing
Our marketing and business development teams work together closely, under the umbrella of one, closely aligned go-to-market, or GTM, organization. Our GTM organization is responsible for how we position ourselves within the industry, growing awareness and adoption of our platform and accelerating customer acquisition. We deploy a range of marketing strategies to drive brand awareness and adoption, including public relations, advertising campaigns, and generating leads and opportunities through direct marketing (online and offline).
Our business development teams handle both sales and account management support.Our GTM organization delivers specific verticalized expertise for growth, core, enterprise, and strategic accounts. We also support our prospects and customers with industry subject matter expertise through our industry partnerships and engineering teams. This enables Marqeta to employ strategies specific to the industry, vertical, use-case and customer, to convert interest into customers, capture market share and drive revenue. Our thoughtful, multi-stage engagement process sets the stage for enduring enterprise partnerships with our customers.

We believe that highly responsive and effective support and education are an extension of our brand and are core to ensuring we are reducing time to revenue when signing a new customer and building and maintaining trust. We firmly believe in the importance of partnering with our customers, made possible by close cooperation between customers and our customer success and delivery operations and bank partnership team.

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

Government Regulation
We are subject, directly, or indirectly through our relationships with our Issuing Banks, customers, or Card Networks, to a number of state, federal, and foreign laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, information security, intellectual property, competition, and other subjects.
Many of the laws and regulations that we are subject to are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry that we operate in. Further, these laws and regulations are sometimes ambiguous or inconsistent, and the extent to which they apply to us is at times unclear. As global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation or that we may in the future be required to obtain licenses and registrations. Any actual or alleged failure to comply with applicable laws or regulations may result in, among other things, private litigation, regulatory investigations and enforcement actions, sanctions, civil and criminal liability and constraints on our ability to continue to operate.
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
In addition, the Durbin Amendment to the Dodd-Frank Act provides that Interchange Fees that an Issuing Bank or Card Network receives or charges for debit transactions are regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Card Network fees may not be used directly or indirectly to compensate Issuing Banks in circumvention of the interchange transaction fee restrictions. While we only partner with Issuing Banks who are exempt from the interchange fee restrictions in the Durbin Amendment to provide services, we remain sensitive to changes in the regulation of Interchange Fees. The implementation of the Dodd-Frank Act is ongoing, and as a result, its overall impact remains unclear. Its provisions, however, are sufficiently far reaching that it is possible that we could be further directly or indirectly impacted.

Privacy, Data Protection and Information Security Regulations
We provide services that are subject to various state, federal, and foreign laws and regulations relating to privacy, data protection, and information security, including, among others, the Gramm-Leach Bliley Act, the EU General Data Protection Regulation, and the California Consumer Protection Act. We maintain privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of certain information. For additional information about laws and regulations relating to privacy, data protection, and information security, see the section titled “Risk Factors—Risks Relating to Regulation—Stringent and changing laws, regulations and industry standards related to privacy and data protection could adversely affect our ability to effectively provide our services and could result in claims or fines, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.”
Additionally, our platform hosts, transmits, processes, and stores payment card data and is therefore required to comply with the PCI DSS. As a result, we are subject to PCI DSS audits and must comply with related security requirements. See the section titled “Risk Factors—Risks Relating to Our Business and Industry—Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Card Network fees or Interchange Fees, or our handling of such fees, could adversely affect our business.”
Association and Card Network Rules
Our Issuing Banks must comply with the bylaws, regulations, and requirements that are set forth by the Card Networks, including the PCI DSS and other applicable data security program requirements. In providing services through our platform, we are also subject to such requirements. To provide payment processing services, we are certified and registered with certain Card Networks as a processor for member institutions. As such, we are subject to applicable Card Network rules that could subject us to fines or penalties for certain acts or omissions. The Card Networks routinely update and modify their requirements and we, in turn, must work to comply with such updates to continue processing transactions on their networks.
Further, we are subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed on our platform using the Automated Clearing House Network and to various federal and state laws regarding such operations.
Prepaid Card Regulations
The prepaid card programs that we manage for our customers are subject to various federal and state laws and regulations, including the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 and the CFPB’s Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. The CFPB also regulates prepaid accounts, including certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs, or for person-to-person transfers. These regulations include, among other things, disclosure of fees to the consumer prior to the creation of a prepaid account; liability limits and error-resolution requirements; regulation of prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and the publication of such agreements to the general public.
These laws and regulations are evolving, unclear, and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent these laws and rules apply to, and impact, us is in flux. The extensive nature of these regulations may result in additional compliance obligations and expense for our business.

Anti-Money Laundering
Although we are not a “money services business” or otherwise subject to AML registration requirements under U.S. federal or state law, we are subject to certain AML laws and regulations in the United States, the United Kingdom, the European Union, and other jurisdictions. In the United States, the Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act, or BSA, and which was amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the BSA and implementing regulations issued by the U.S. Treasury Department require certain financial institutions to establish AML programs, to not engage in terrorist financing, to report suspicious activity and to maintain a number of related records.
Due to our relationships with Issuing Banks that are directly regulated for AML purposes, we have implemented an AML program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. When providing program management services, we ensure that our AML program complies with the requirements of our Issuing Banks. Our programs are also designed to prevent our platform from being used to facilitate activity in violation of applicable sanctions laws and regulations, including conducting business in specified countries or with designated persons or entities, including those on lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent foreign authorities. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls to guard against money laundering, terrorist financing, and other illicit activity, including the designation of a compliance officer in the United States and in other jurisdictions to oversee our AML compliance program, and it is designed to assist in managing risk associated with money laundering and terrorist financing.
Anti-Bribery Laws
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010, and other anti-corruption and anti-bribery laws in countries where we conduct activities.
The FCPA includes anti-bribery and accounting provisions enforced by the Department of Justice and the Securities and Exchange Commission, or the SEC. The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government- run or owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls.
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
Security
We devote considerable resources to our information security program, which is dedicated to ensuring the highest confidence in our custodianship of our customers’ data. Our security program is aligned to ISO 27000 standards and is regularly audited and assessed by third parties. In addition, our security program has achieved several internationally-recognized certifications and industry standard audited attestations.

Our security program focuses on preserving the confidentiality, integrity, and availability of the personal information and other confidential information of our customers and our customers’ cardholders. To this end, our team of security professionals, working in partnership with peers across our company, work to identify and mitigate risks, implement means to address identified risks, and continue to evaluate ways to improve our information security. These steps include data encryption in transit and at rest, network security, classifying and inventorying data, limiting and authorizing access controls, and multi-factor authentication for access to systems with data. We also employ regular system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructure. In addition, we take steps to help ensure that appropriate security measures are maintained by third-party vendors we use, which may include conducting security reviews and audits.
Privacy and Data Protection
The privacy of our customers’ data and our customers’ cardholders’ data is important to our continued growth and success. Privacy and data protection is a shared responsibility among all our employees. We also have a privacy team that builds and executes on our privacy program, including support for data protection and privacy-related requests.
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

Our Employees and Human Capital Resources
As of December 31, 2022, we had a total of 958 employees and we supplement our workforce with contractors and consultants. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. We believe our culture helps us hire and retain best-in-class talent, as we empower employees to do the best work of their lives.
Diversity, Equity, and Inclusion
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
Corporate Information
We were incorporated in 2010 under the name Marqeta, Inc. as a Delaware corporation. We completed our initial public offering in June 2021 and our Class A common stock is listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “MQ.” Our principal executive offices are located at 180 Grand Avenue, 6th Floor, Oakland, CA 94612, and our telephone number is (888) 462-7738.
Available Information
Our website is located at www.marqeta.com, and our investor relations website is located at www.investors.marqeta.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our www.investors.marqeta.com and www.marqeta.com websites, as well as our blog posts, press releases, public conference calls, webcasts, our Twitter feed (@Marqeta), our Instagram page (@lifeatmarqeta), our Facebook page, and our LinkedIn page, as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
•We participate in markets that are competitive and continuously evolving, and if we do not compete successfully with established companies and new market entrants, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.
•We currently generate significant net revenue from a small number of customers, including our largest customer, Block, and the loss of any of these significant relationships or decline in net revenue from these customers, including as a result of renewals on less favorable terms, could adversely affect our business, results of operations, financial condition, and future prospects.
•Our recent growth, ongoing changes in our industry, and our transaction mix make it difficult to forecast our net revenue and evaluate our business and future prospects.
•We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve or sustain profitability.
•We may experience significant annual or quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
•Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Card Network fees or Interchange Fees, or our handling of such fees, could adversely affect our business.
•The trading price of our Class A common stock has been and is likely to continue to be volatile, which could cause the value or your investment to decline.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Class B common stock, including our directors, executive officers, and their affiliates. As a result of the dual class structure of our common stock, the trading price of our Class A common stock may be depressed.

Risks Relating to Our Business and Industry
We have experienced rapid net revenue growth in recent periods and our recent net revenue growth rates may not be indicative of our future net revenue growth.
Our total net revenue was $748.2 million, $517.2 million and $290.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, an increase of 45% and 78% from the prior years, respectively. Our TPV was $166.3 billion, $111.1 billion and $60.1 billion for the years ended December 31, 2022, 2021, and 2020, respectively, an increase of 50% and 85% from the prior years, respectively. We may not be able to sustain our net revenue and TPV growth rates, or the growth rate of related key operating metrics. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
•acquire new customers and retain existing customers on favorable terms;
•achieve widespread acceptance and use of our platform and the products and services we offer, including in markets outside of the United States;
•increase the use of our platform and our offerings, TPV, and the number of transactions on our platform;
•effectively scale our operations;
•expand our product and service offerings;
•diversify our customer base;
•maintain and grow our network of vendors and partners, including Issuing Banks and Card Networks;
•hire and retain talented employees at all levels of our business;
•maintain the security and reliability of our platform;
•adapt to changes in laws and regulations applicable to our business;
•adapt to changing macroeconomic conditions and evolving conditions in the payments industry; and
•successfully compete against established companies and new market entrants.
Net revenue, TPV or key operating metrics for any prior quarterly or annual period should not be relied on as an indication of our future performance. If our net revenue and TPV growth rates decline, we may not achieve profitability as expected, and our business, financial condition, results of operations, and the price of our Class A common stock would be adversely affected.
If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of customer service and satisfaction, and our business, results of operations, and financial condition could be adversely affected.
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our workforce has grown to 958 employees as of December 31, 2022 from 789 employees as of December 31, 2021. We have offices in the United States, United Kingdom, or U.K., and Australia, and legal entities in Canada, Singapore and Brazil, and we plan to continue to expand our international footprint and operations into other countries in the future. We have also historically experienced significant growth in the number of customers using our platform, the number of card programs and solutions we manage for our customers, and TPV on our platform.
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
We also believe that our corporate culture has been and will continue to be a valuable component of our success. We have moved to a flexible-first approach to work, meaning our employees are able to choose whether they work at home or, depending on where they live, in one of our office locations. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth as our employees and other service providers increasingly work from geographic areas across the globe. Failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could reduce our ability to recruit and retain personnel, innovate, operate effectively, and execute on our business strategy, potentially adversely affecting our business, results of operations, and financial condition.

Further, as more of our employees are located in new jurisdictions, we will be required to invest resources and to monitor continually changing local regulations and requirements, and we may experience a resulting increase in our expenses, decrease in employee productivity, and changes in our corporate culture.
We have in the past, and may in the future, experience high attrition and turnover rates across the Company. The loss of these employees may lead to a decrease in institutional knowledge which may adversely affect our ability to expand our business.
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
If we are unable to attract new customers, retain existing customers on favorable terms, and grow and develop our relationships with new and existing customers, our business, results of operations, financial condition, and future prospects would be materially and adversely affected, as could the market price of our Class A common stock. Our net revenue growth substantially depends on our ability to maintain and grow our relationships with existing customers and increase the volume of transactions processed on our platform.
To grow our business and extend our market position, we intend to focus on educating potential customers about the benefits of our platform, expanding the capabilities of our platform and our product offerings, and bringing new products and services to market to increase market acceptance and use of our platform. If our prospective customers do not recognize, or our existing customers do not continue to recognize, the need for and benefits of our platform and our products, they may decide to adopt alternative products and services to satisfy their business needs. Some of our customer contracts provide for a termination clause that allows our customers to terminate their contract at any time following a limited notice period. In addition, our customers generally are not subject to any minimum volume commitments under their contracts and have no obligation to continue using our platform, products, or services. Accordingly, these customers may have, or may enter into in the future, similar agreements with our competitors, which could adversely affect our ability to drive the level of processing volume and revenue growth that we seek to achieve. Customers may terminate or reduce their use of our platform for any number of reasons, including their level of satisfaction with our products and services, the effectiveness of our support services, our pricing and the pricing and quality of competing products or services, or the effects of global economic conditions.
The loss of customers or reductions in their processing volumes, particularly any loss of or reductions by Block, may adversely affect our business, results of operations, and financial condition. Our growth may decline in the future if customers are not satisfied with our platform or our ability to meet our customers’ needs and expectations. The complexity and costs associated with switching processing volume to our competitors may not ultimately prevent a customer from switching to another provider. To achieve continued growth, we must not only maintain our relationships with our existing customers, but also encourage them to increase adoption and usage of our products. For example, customers can have multiple card programs on our platform across different use cases and geographies. If customers do not renew their contracts or broaden their use of our services, or do not renew on favorable terms, our growth may slow or stop and our business, results of operations, and financial condition may be materially and adversely affected. We cannot assure you that customers will continue to use our platform or that we will be able to continue processing transactions on our platform at the same rate as we have in the past.

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
We participate in markets that are competitive and continuously evolving, and if we do not compete successfully with established companies and new market entrants, our business, results of operations, and financial condition, and future prospects could be materially and adversely affected.
We operate in a highly competitive and dynamic industry. We were founded in 2010, and we provide a single, global, cloud-based, open-API platform for modern card issuing and payment processing. We face competition along several dimensions, including providers with legacy technology platforms, such as Fidelity National Information Services (FIS), Fiserv, and Global Payments (TSYS); legacy API-based providers, such as Galileo, i2c, and Visa DPS; and emerging providers, such as Adyen and Stripe. We believe the principal competitive factors in our market include industry expertise, platform and product features and functionality, ability to build new technology and keep pace with innovation, scalability, extensibility, product pricing, security and reliability, brand recognition and reputation, agility, and speed to market. We expect competition to increase in the future as established and emerging companies continue to enter the markets we serve or attempt to address the problems that our platform addresses. Moreover, as we expand the scope of our platform, we may face additional competition.
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

We currently generate significant net revenue from a small number of customers, including our largest customer, Block, and the loss of any of these significant relationships or decline in net revenue from these customers, including as a result of renewals on less favorable terms, could adversely affect our business, results of operations, financial condition, and future prospects.

A small number of customers account for a large percentage of our net revenue. For the years ended December 31, 2022, 2021 and 2020, Block accounted for 71%, 69% and 70% of our net revenue, respectively. Although we expect the net revenue from our largest customer will decrease over time as a percentage of our total net revenue as we generate more net revenue from other customers, we expect that net revenue from a relatively small group of customers will continue to account for a significant portion of our net revenue in the near term. Additionally, consolidation within our customers’ industries has accelerated in recent years, which has in turn increased the concentration of our customers, and these trends may continue. For example, Block, our largest customer, announced in January 2022 that it had completed its acquisition of our customer Afterpay Limited, which has and may continue to increase the percentage of our net revenue represented by our largest customer. Furthermore, in the event that any of our largest customers stop using our platform or use our platform in a reduced capacity, our business, results of operations, and financial condition would be adversely affected. In addition, any publicity associated with the loss of any of these customers may adversely affect our reputation and could make it more difficult to attract and retain other customers.
Our customer contracts generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the contract’s term. The current term of our agreement with Block for Cash App expires in March 2024 and the current term of our agreement with Block for Square Card expires in December 2024, and each agreement automatically renews thereafter for successive one-year periods. Furthermore, while certain of our Customer contracts have minimum volume commitments, others do not. There can be no assurance that we will be able to continue our relationships with our Customers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. In addition, the processing volume from Block has in the past fluctuated from period to period and may fluctuate or decline in future periods. Our net revenue and results of operations could suffer if, among other things, Block or any of our other largest customers do not continue to use our products, use fewer of our products, reduce their processing volume with us, or renegotiate, terminate or fail to renew, or to renew on similar or favorable terms, their agreements with us.
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
We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve or sustain profitability.

We have incurred significant net losses since our inception, including net losses of $184.8 million, $163.9 million and $47.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and December 31, 2021, our accumulated deficit was approximately $602.2 million and $417.5 million respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve profitability. We anticipate our operating expenses to continue to increase in the foreseeable future as we hire additional personnel, adjust compensation packages to hire new or retain existing employees, expand our operations and infrastructure, continue to enhance our platform and develop and expand its capabilities, expand our products and services, and expand and improve our APIs. These initiatives may be more costly than we expect and may not result in increased net revenue. Further as we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate.
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
We may experience significant annual or quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
Our annual or quarterly results of operations for a given period may not fully reflect the underlying performance of our business and may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to the risk factors included in this section as well as:
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
Any one or more of the factors above may result in significant fluctuations in our results of operations. You should not rely on our past results as an indicator of our future performance. If our results of operations or other operating metrics fall short of the expectations of our investors and financial analysts, the trading price of our Class A common stock could be adversely affected.
Systems failures and interruptions in the availability of our platform may adversely affect our business, results of operations, and financial condition.
Our continued growth depends on the efficient operation of our platform without interruption or degradation of performance. Our business involves processing large numbers of transactions, enabling the movement of large sums of money on an aggregate basis, and the management of large amounts of data. System outages or data loss could have a material adverse effect on our business, results of operations, and financial condition. We may experience service interruptions, data loss, outages, and other performance problems due to a variety of factors, including infrastructure changes or failures, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, phishing attacks, ransomware attacks, or other security-related incidents, including as retaliation against financial institutions for sanctions imposed against Russia as a result of the significant military action against Ukraine launched by Russia. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order, and we may face difficulties remediating and otherwise responding to any such issues, including resuming operations in a timely manner for our customers and preventing data loss.
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
Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Card Network fees or Interchange Fees, or changes in our handling of such fees could adversely affect our business.
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
A significant portion of our payment transactions are settled through one Issuing Bank, Sutton Bank. For the years ended December 31, 2022, 2021 and 2020, 82%, 90% and 96%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to settle our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the three other U.S. Issuing Banks that we currently contract with. Switching a significant portion or all of our processing volume to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses, and termination fees under our agreement with Sutton Bank if unilaterally terminated by us without Sutton Bank's consent. We could also lose customers if we do not have another Issuing Bank who is willing to support such customers. Diversifying our contractual relationships and operations with Issuing Banks may increase the complexity of our operations and may also lead to increased costs.
We also have agreements directly with Card Networks that, among other things, provide us certain monetary incentives based on the processing volume of our customers’ transactions routed through the respective Card Network. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. We currently include Card Network fees in the pricing arrangements with our MxM customers. If our customers were to pay these fees directly to the Card Networks, our revenue may decrease.
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

Our agreements with Issuing Banks and Card Networks require us to comply with Card Network rules. The Card Networks set these rules and have discretion to interpret the rules and change them at any time. For additional information about regulations relating to Card Network rules, see the section titled “Risk Factors—Risks Relating to Regulation—Our business is subject to extensive regulation and oversight in a variety of areas, directly and indirectly through our relationships with Issuing Banks and Card Networks, which regulations are subject to change and to uncertain interpretation. Changing international, federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, including changes that may result from changes in the political landscape, may negatively impact our business, results of operations, financial condition, and future prospects.” The termination of the card association registrations held by us or any of the Issuing Banks or any changes to these Card Network rules or how they are interpreted could have a significant impact on our business and financial condition. Any changes to or interpretations of the Card Network rules that are inconsistent with the way we or our Issuing Banks currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the Card Networks, the Card Networks could charge us additional fees or prohibit us from processing transactions. We have been charged such additional fees in the past, and expect to continue to be charged such fees in the future. These additional fees are considered costs of revenue. While changes in the Card Network rules usually relate to pricing, other types of changes could require us to take certain steps to comply or adapt.
Unfavorable conditions in our industry or the global economy could adversely affect our business, results of operations, and financial condition.
Our revenue is impacted, to a significant extent, by general economic conditions, their impact on levels of spending by businesses and their customers, and the financial performance of our customers. Our business, the industry, and our customers’ businesses are sensitive to macroeconomic conditions. Our net revenue is dependent on the usage of our platform, which in turn is influenced by the volume of business our customers conduct. Supply chain disruption, a global labor shortage, increased inflation, and higher interest rates have adversely affected our business, results of operations and business outlook and may continue to create uncertainty as to our and our customers’, partners’, and vendors’ financial results, operations and business outlook. Weak economic conditions or a significant deterioration in economic conditions, including the current inflationary environment and the possibility of a recession could result in a reduced volume of business for our customers and prospective customers, and demand for, and use of, our platform, products, and services may decline. If spending by their customers declines, our customers could process fewer payments with us or, if our customers cease to operate, they could stop using our platform and our products and services altogether. Moreover, if the financial condition of a customer deteriorates significantly or a customer becomes subject to a bankruptcy proceeding, we may not be able to recover amounts due to us from the customer.
Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. If, as a result of a weak economy, our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform, our business, results of operations, and financial condition could be adversely affected. We are unable to predict the impact of other macroeconomic factors, including the military action against Ukraine launched by Russia, supply chain shortages, higher inflation rates, higher interest rates, and other global economic conditions, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor the situation and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, employees, and us.

Performance issues in our platform or our platform’s transaction processing could diminish demand for our platform or products, adversely affect our business and results of operations, and subject us to liabilities.
Any significant disruption in, or errors in, service on our platform, including events beyond our control, could have a material and adverse effect on our business, results of operations, financial condition, and future prospects. Our platform is designed to process a high number of transactions and deliver reports and other information related to those transactions at high processing speeds. Our customers use our platform for important aspects of their businesses. Our Issuing Banks use reports and information from our platform in part to settle card transactions with the Card Networks. Any performance issues, including errors, defects, or disruptions in our platform or our platform’s transaction processing, could damage our customers’ businesses and, in turn, hurt our brand and reputation and erode customer trust.
In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. The risk of performance issues has increased in recent periods due to the significant increase in our TPV.
This risk of performance issues further increases with new product launches and geographical expansion. We release regular updates to our platform, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities, and bugs. Additionally, we have in the past and may in the future experience errors, inaccuracies, or omissions in our processing, reconciling or reporting of transactions. For instance, in the third quarter of 2022, we incurred losses related to the processing of a limited number of international transactions in excess of customer authorized amounts. Further, we may be unable to replenish the supply of payment cards issued to our customers before it is depleted, such that our customers could run out of cards for a short period of time. Real or perceived errors, failures, or bugs in our platform or our platform’s transaction processing could result in negative publicity, loss of or delay in market acceptance of our platform or our products, loss of competitive position, lower customer retention, claims by customers, Card Networks, Issuing Banks, or other partners or vendors for losses sustained by them, or other claims, regulatory fines, or proceedings. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our platform or operations. As a result, our reputation and our brand could be harmed, and our business, results of operations, and financial condition may be adversely affected.

We, our customers, our vendors, and others who use or interact with our platform obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could expose us to liability and damage our reputation.
Our operations depend on receiving, storing, processing, and transmitting sensitive information pertaining to our business, employees, customers, and end users. The confidentiality, security, and integrity of such sensitive business information residing on or otherwise processed using our systems is important to our business. Any unauthorized access, intrusion, infiltration, network disruption, denial of service, infection by ransomware, viruses, or other malicious code, or similar incident could disrupt the integrity, continuity, security, and trust of our systems or data, or the systems or data of our customers or vendors. These incidents are often difficult to detect and the threats are constantly evolving, and we or our customers or vendors may face difficulties or delays in identifying or otherwise responding to any incident.
Unauthorized parties have attempted and may continue to attempt to gain access to our platform, systems, or facilities, and those of our customers, partners, and vendors, through various means and with increasing sophistication. Currently, there is a threat of attacks against U.S. financial institutions as retaliation against financial institutions for sanctions imposed against Russia as a result of the significant military action against Ukraine launched by Russia. These events could create costly claims and litigation, significant financial liability, regulatory investigations or proceedings, increased regulatory scrutiny, financial sanctions, a loss of confidence in our ability to serve customers and cause current or potential customers to choose another service provider, all of which could have a material adverse impact on our business. In addition, cybersecurity researchers have warned of the possibility of a broader increase in cyberattack activity in connection with this military action. We expect to continue to invest significant resources to maintain and enhance our information security and controls and to investigate and remediate any security vulnerabilities.
Although we believe that we maintain a robust data security program, including a responsible disclosure program, and that none of the incidents that we have encountered to date have materially impacted us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data, including protection against unauthorized access and use by our employees, will be successful or sufficient to counter all current and emerging risks and threats facing us and our customers and vendors. The impact of a material event involving our systems or data, or those of our customers or vendors, could have a material adverse effect on our business, results of operations, and financial condition.
Under Card Network rules and our contracts with our Issuing Banks, if there is a breach of payment card information that we store, process, or transmit or that is stored, processed, or transmitted by our customers or other third parties that we do business with, we could be liable to the Issuing Banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly acquired or otherwise disclosed or processed, our business could be materially and adversely affected. The reliability and security of our platform is a core component of our business. Any perceived or actual breach of security or security incident, regardless of how it occurs or the extent of the breach or incident, could significantly disrupt our operations, result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, have a significant impact on our reputation as a trusted brand, cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by the breach or incident and to implement measures to prevent further breaches and incidents, and expose us to legal risk and potential liability, including those resulting from governmental or regulatory investigations, claims, demands, investigations, and litigation initiated by private parties, including class action litigation, and costs associated with remediation, such as fraud monitoring, card reissuance, and forensics. Our vendors face similar security risks, and any actual or perceived security breach or incident at a vendor providing services to us or our customers could have similar effects.
While we maintain cybersecurity insurance, subject to applicable deductibles and policy limitations, our insurance may be insufficient to cover all liabilities incurred by such attacks. We cannot be certain that our insurance coverage will be adequate for privacy, information security, and data protection liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums, or deductibles could have a material adverse effect on our business, results of operations, and financial condition.
Our business depends on a strong and trusted brand, and any failure to maintain, protect, enhance, and market our brand would hurt our business.
Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and future prospects. We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is important to achieving widespread acceptance of our platform and the products and services we offer, expanding our base of customers and end users, and increasing our TPV.
Harm to our brand can arise from many sources, including failure by us or our partners and vendors to satisfy expectations of service and quality, inadequate protection or misuse of sensitive information, compliance failures and claims, litigation and other claims, and misconduct by our vendors or other counterparties. We may also be the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

Further expansion of our operations internationally is important to the success of our business and will subject us to new challenges and risks. During the year ended December 31, 2022, we derived 3% of our net revenue from customers located outside the United States. We do not currently have operations in Russia or plans to expand there, and, based on the actions taken by certain Card Networks, to our knowledge no Marqeta-powered card could currently operate in Russia. It is unclear, however, whether the significant military action against Ukraine launched by Russia will have any broader implications that may impact our business and results of operations. Managing our new and existing international operations requires us to comply with new regulatory frameworks, additional regulatory hurdles, and implement additional resources and controls. Furthermore, our business model may not be successful or have the same traction outside the United States. International expansion subjects our business to additional risks, including:
•difficulty in attracting a sufficient number of customers in a given international market;
•failure to anticipate competitive conditions and competition with market-players that have greater experience in the local markets than we do or that have pre-existing relationships with potential customers and investors in those markets;
•conformity of our platform with applicable business customs, including translation into foreign languages and associated expenses;
•increased costs and difficulty in protecting intellectual property and sensitive data;
•increased costs from local Card Networks, BIN sponsors, vendors, and other local providers;
•potential changes to our established business and pricing models;
•the ability to support and integrate with local BIN sponsors and other service providers;
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers;
•increased travel, infrastructure, and legal and compliance costs associated with international operations;
•difficulties in recruiting and retaining qualified employees and maintaining our company culture;
•difficulties in gaining acceptance from industry self-regulatory bodies;
•compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including banking, AML, securities, employment, tax, privacy, and data protection laws and regulations, such as the EU’s General Data Protection Regulation, or the GDPR;
•compliance with U.S. and foreign anti-bribery laws, including the FCPA;
•exchange rate risk and Interchange Fee regulation in foreign countries;
•limited experience selling our platform, products, and services outside of the United States;
•potential restrictions on repatriation of earnings;
•expanded compliance with potentially conflicting and changing laws of taxing jurisdictions in which we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity of such tax laws, and potentially adverse tax consequences due to changes in such tax laws or the interpretation or administration thereof; and
•regional economic and political conditions.
As a result of these risks, we may not be successful in managing our existing international operations or expanding our international operations.
We may incur losses relating to the settlement of payment transactions and the fraudulent use of payment cards issued through our platform.
Our resources, technologies, and fraud prevention tools may be insufficient to accurately detect and prevent fraud. We are and will continue to be subject to the risk of losses relating to the day-to-day settlement of payment transactions that is inherent in our business model, including with respect to pre-funding and chargeback requests. Customers deposit a certain amount of pre-funding into bank accounts at our Issuing Banks. However, depending on the model of the card program and the timing of funding and transactions, some transactions that exceed the amount of pre-funding in the customer’s account are still authorized. We have in the past, and may in the future, incur costs relating to the improper processing of chargeback requests.

Customers are ultimately responsible for fulfilling their obligations to fund transactions. However, when a customer does not have sufficient funds to settle a transaction, we are liable to the Issuing Bank to settle the transaction, including a fraudulent or disputed transaction, and may incur losses as a result of claims from the Issuing Bank. We would seek to recover such losses from the customer, but we may not fully recover them if the customer is unwilling or unable to pay due to their financial condition. Additionally, when a chargeback request is approved, the purchase price of the transaction is refunded to the customer’s end user’s account through our platform. If we do not properly process the chargeback, the customer may request that we fund the refunded amount to their end user. We have in the past, and may in the future, incur costs relating to the improper processing of chargeback requests.
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
Our success depends largely upon the continued services of our executive officers and other key employees. There have been changes in the past and there may be changes in the future, to our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we appointed Simon Khalaf, most recently our Chief Product Officer and interim Chief Revenue Officer, as Chief Executive Officer and as a member of our board of directors, effective January 31, 2023. Mr. Khalaf succeeds Jason Gardner, who has served as our Chief Executive Officer since November 2010 and Mr. Gardner will continue as Executive Chairman of the board of directors. The loss of one or more of our executive officers or other key employees could adversely affect our business. Changes in our executive management team may also cause disruptions in, and adverse impacts to, our business. We also may not be able to successfully navigate the leadership changes while maintaining key aspects of our culture, which could have a significant negative effect on our existing business and our ability to pursue future plans.
The volatility in or lack of appreciation of the trading price of our Class A common stock may affect our ability to attract and retain executive officers or other key employees. Many of our key employees have become, or will become, vested in a substantial amount of restricted stock units, or RSUs, or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise prices of the options that they hold are significantly above the market price of our Class A common stock.
Any employment agreements we have with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We have in the past, and may in the future, experience high attrition and turnover rates across the Company, including key employees. The loss of these employees may lead to a decrease in institutional knowledge which may adversely affect our business. Additionally, we do not maintain any key person insurance policies.

Our business depends on our ability to attract and retain highly skilled employees.
Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular highly experienced product and technology personnel. Competition for these types of highly skilled employees is intense. Trained and experienced personnel are in high demand and may be in short supply. We have from time to time experienced, are currently experiencing, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, at a speed that is consistent with our business needs, and at an appropriate cost. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may also inhibit our ability to recruit and retain highly qualified employees.
Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel.
In addition, in 2022, we transitioned our Company to a flexible-first work environment. As of December 31, 2022, 58% of our employees were remote. Over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, foster a creative environment, hire new team members, and retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
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
On June 23, 2016, a referendum was held on the U.K.’s membership in the European Union, or the EU, resulting in a vote in favor of leaving the European Union. Effective as of January 31, 2020, the U.K. formally withdrew its membership from the European Union. The U.K.’s decision to leave the European Union has created an uncertain political and economic environment in the U.K. and across other European Union member states. The political and economic instability created by the U.K.’s decision to leave the European Union has caused and may continue to cause volatility in global financial markets and the value of the British Pound or other currencies, including the Euro. In addition, this uncertainty may cause some of our customers or potential customers to curtail or delay spending or adoption of our platform. Depending on the market and regulatory effects of the U.K.’s exit from the European Union, it is possible that there may be adverse practical or operational implications on our business. For example, the U.K. Data Protection Act, which implemented the EU’s General Data Protection Regulation, or the GDPR, was amended January 1, 2021 to reflect the U.K.’s status outside the European Union. However, the U.K. has discussed its plans to depart from the GDPR and implement its own framework. It remains unclear how U.K. data protection laws or regulations will develop and be interpreted in the medium to longer term, how data transfers to and from the U.K. will be regulated, and how those regulations may differ from those in the European Union. While we have taken measures to preemptively address the impact of the U.K.’s departure from the European Union by including contingency clauses in our European Union master service agreements, for example, these may not adequately protect us from adverse implications on our business. Further, the U.K.’s exit from the European Union may create increased compliance costs.
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
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products, and other assets. In addition, we are using a portion of our cash to satisfy tax withholding and remittance obligations related to the vesting of RSUs. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, potentially making it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. Disruptions in the credit markets or other factors, such as the current inflationary environment and rising interest rates, could adversely affect the availability, diversity, cost, and terms of funding arrangements. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements, and respond to business challenges could be significantly impaired, and our business, results of operations, and financial condition may be adversely affected.
Any acquisition, strategic investment, partnership, alliance and other transaction could be difficult to identify, fail to achieve strategic objectives, divert the attention of key management personnel, disrupt our ongoing operations, dilute stockholder value or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations. We may be unable to successfully integrate acquired businesses and technology.
We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement our platform, products, and services or expand the breadth of our platform, enhance our products and capabilities, expand our geographic reach or customer base, or otherwise offer growth opportunities. For example, we acquired Power Finance Inc. on February 3, 2023. The identification, pursuit, evaluation and negotiation of potential strategic investment transactions or acquisitions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately consummated. Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures or require us to make adjustments to our or the acquired company's business models . There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities, or successfully integrating the acquired personnel, operations, and technologies, or effectively scaling, expanding, and managing the combined business following the acquisition.
Specifically, we may not successfully evaluate or utilize the acquired technology or personnel from an acquired business and we may be unable to retain key personnel after a transaction, including personnel who are critical to the success of the ongoing business. We may not accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits, opportunities, growth, synergies, or business model improvements of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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
Litigation, regulatory actions, and compliance issues could subject us to fines, penalties, judgments, remediation costs, requirements resulting in increased expenses and reputational harm.
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
The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. Some of the laws and regulations affecting our business have been enacted relatively recently. Many laws and regulations affecting our business are evolving, unclear, and inconsistent across jurisdictions, and ensuring compliance with them is difficult and costly. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have an adverse effect on our business. Additionally, while we have developed policies and procedures designed to assist in compliance with laws and regulations, no assurance can be given that our compliance policies and procedures will be effective. Failure to comply with laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business.

Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business, results of operations, financial condition, and future prospects.
We depend on services from various third-party vendors to maintain our infrastructure, including data center facilities and Amazon Web Services, Inc. as our computing and storage platform. We also rely on Card Networks to complete, settle, and reconcile transactions processed on our platform. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our platform.

We conduct vendor due diligence; however, if a service provider fails to develop and maintain sufficient internal control processes, fails to maintain adequate data privacy controls and electronic security systems, or fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could adversely affect the business of our customers using our platform or their perception of our platform’s reliability. Further, if any service provider fails to meet contractual requirements (including compliance with applicable laws and regulations), suffers a cyber-attack or other security breach, experiences damage to its systems or facilities, or terminates its contract with us, such failure or event could subject us to regulatory enforcement actions, claims from third parties, including our customers, and we could suffer economic and reputational harm that could have an adverse effect on our business.
If any service provider fails, we may also be unable to effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, as well as to increase efficiency. In some cases, vendors are the sole source, or one of a limited number of sources, of the services they provide to us. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of any of these services could result in decreased functionality of our platform until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated into our infrastructure. We may incur significant costs to resolve any disruptions in service, which could adversely affect our business.
Additionally, if our vendors, or other service providers, fail to comply with the legal requirements applicable to the particular products or services being offered, or violate applicable laws or our policies, or become subject to third party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate, such violations may also put information we process at risk and could in turn adversely impact and affect our business, reputation, financial condition, or results of operations.
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

Risks Relating to Regulation
Our business is subject to extensive regulation and oversight in a variety of areas, directly and indirectly through our relationships with Issuing Banks and Card Networks, which regulations are subject to change and to uncertain interpretation. Changing international, federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, including changes that may result from changes in the political landscape, may negatively impact our business, results of operations, financial condition, and future prospects.
We, our vendors, our partners, and our customers are subject to a wide variety of laws, regulations, and industry standards, including supervision and examination with respect to the foregoing, which govern numerous areas important to our business in the United States, both at the federal and state level, and in other countries where we operate both directly and indirectly through our relationships with Issuing Banks and Card Networks. As we continue to expand our operations internationally, we may become subject to additional laws and regulations, including possible examination and supervision, by international authorities. While we currently operate our business in an effort to ensure our business itself is not subject to the same level of regulation as our Issuing Banks and Card Networks that we partner with, the Issuing Banks and Card Networks operate in a highly regulated environment, and there is a risk that those regulations could become applicable to, or impact, us. For example, due to our relationships with certain Issuing Banks and Card Networks, we may be subject to indirect supervision and examination by the CFPB, which is engaged in rule-making and regulation of the payments industry, including, among other things, the regulation of prepaid cards, BNPL financing programs, and the enforcement of certain protections under applicable regulations.
We are directly subject to regulation in areas including privacy, data protection and information security, and anti-bribery, and our contractual relationships with customers, Issuing Banks and Card Networks may subject us to additional regulations including those relating to payments services (such as payment processing and settlement services) and those relating to payments products and services utilizing artificial intelligence, consumer protection, AML, anti-bribery, escheatment, international sanctions regimes and export controls, privacy, data protection, information security, intellectual property, and compliance with the PCI DSS, a data security standard and set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. The laws, rules, regulations, and standards applicable to our business are enforced by multiple authorities and governing bodies in the United States, including federal agencies, self-regulatory organizations, and numerous state agencies. Outside of the United States, we may be subject to additional laws, rules, regulations, and standards.
In addition, as our business and platform continue to develop and expand, we may become subject to additional rules, regulations, and industry standards in the United States and internationally where we do business. New laws or regulations could also require us to incur significant expenses and devote significant management attention to ensure compliance. For example, we could be regulated by international, federal, and state regulatory agencies through licensing and other supervisory or enforcement authority, which could include regular examination by international, federal, and state governmental authorities.
We may not always accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

In addition to laws and regulations that apply directly to us, we are contractually subject to certain laws and regulations through our relationships with Issuing Banks and Card Networks, which operate in a highly regulated industry. Additionally, as a program manager, we are responsible for ensuring compliance with Issuing Banks’ requirements and Card Network rules, and we help create regulatory compliant card programs for our customers. In some cases, our inability to ensure such compliance could expose us to liability or indemnification claims from our customers or partners. Furthermore, legislative and regulatory changes could prompt our Issuing Banks to alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business. For example, due to our relationships with certain Issuing Banks and Card Networks, we may be subject to indirect supervision and examination by the CFPB, which is engaged in rulemaking and regulation of the payments industry, including, among other things, the regulation of prepaid cards, BNPL financing programs, and the enforcement of certain protections under applicable regulations. While reform in the payment industry, such as the formation of the CFPB, has focused on individual consumer protection, legislatures continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations and the CFPB recently indicated it has dormant authority to regulate any company whose services may have consumer impact. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business, results of operations, and financial condition due to increased compliance costs and new restrictions affecting the terms under which we offer our Platform or our products and services.
A majority of our net revenue is derived from Interchange Fees and we expect Interchange Fees to continue to represent a significant percentage of our net revenue in the near term. The amount of Interchange Fees we earn is highly dependent on the interchange rates that the Card Networks set and adjust. From time to time, Card Networks change the Interchange Fees and assessments they charge for transactions processed using their networks. Interchange Fees and assessments are also subject to change from time to time due to government regulation. Interchange Fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, the Durbin Amendment to the Dodd-Frank Act, which limits Interchange Fees, may restrict or otherwise impact the way we do business or limit our ability to charge certain fees to customers. Issuing Banks that are exempt from the interchange fee restrictions in the Durbin Amendment are able to access higher interchange rates. As a result, to maximize our Interchange Fees, we currently only contract with Issuing Banks that are subject to this exemption from the Durbin Amendment when we provide MxM services. Changes in regulation or additional rulemaking may adversely affect the way we conduct our business or result in additional compliance obligations and expense for our business and limitations on net revenue. On October 3, 2022, the Board of Governors of the Federal Reserve System adopted its final rule pursuant to the Electronic Fund Transfer Act to clarify the requirement that debit card issuers ensure that at least two unaffiliated payment card networks have been enabled to process all debit card transactions, including “card not present” transactions, such as online payments. Such secondary payment card networks may charge lower Interchange Fees, and to the extent merchants substantially shift their ‘card not present’ transaction volumes to such networks, we may experience a reduction in net revenue derived from Interchange Fees. Interchange Fee regulation also exists in other countries where our customers use payment cards and such regulation could adversely affect our business in other foreign regions. Any changes in the Interchange Fees associated with our customers’ card transactions could adversely affect our business, results of operations, and financial condition.
Moreover, our use of vendors and our other ongoing third party business relationships could be subject to increasing regulatory requirements and attention. We regularly use vendors and subcontractors as part of our business. It is possible that regulators will hold us responsible for deficiencies in our oversight and control of third party relationships and in the performance of the parties with which we have these relationships.
If we fail to comply with laws and regulations applicable to our business in a timely and appropriate manner, or if this is perceived or reported to have occurred, we may be subject to litigation or regulatory investigations or other proceedings, we may have to pay fines and penalties or become subject to additional obligations or restrictions imposed upon our business or operations, our reputation may be harmed, and our customer relationships and reputation may be adversely affected, which could have a material adverse effect on our business, results of operations, and financial condition. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body.

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
We may not be able to respond quickly or effectively to regulatory, legislative, or other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or criminal or civil sanctions, all of which may have an adverse effect on our reputation, business, results of operations, and financial condition.

Stringent and changing laws, regulations and industry standards related to privacy, data protection, and information security could adversely affect our ability to effectively provide our services and could result in claims or fines, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.
Governmental bodies and industry organizations in the United States and abroad have adopted, or are considering adopting, laws and regulations restricting the use of, and requiring safeguarding of, personal information. For example, the California Consumer Privacy Act became effective on January 1, 2020 and imposed significant restrictions on the collection, processing, and disclosure of personal information, including imposing increased penalties related to data privacy incidents. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, which became effective on January 1, 2023, creates additional obligations relating to personal information (with certain provisions having retroactive effect to January 1, 2022). Other U.S. states have also passed or are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. Many obligations under these proposed laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. Industry organizations also regularly adopt and advocate for new standards in these areas, and we are and may become subject to contractual obligations relating to privacy, data protection, and information security.
If we fail to comply with any of these laws, standards, or other actual or asserted obligations, if we fail to protect information that we collect or otherwise process, or if any of these events is reported or perceived to have occurred, we may be subject to regulatory investigations, enforcement actions, and other proceedings, civil litigation, claims, investigations, and demands, and fines and other penalties and liabilities, all of which may generate negative publicity, harm our reputation, and have a negative impact on our business. Further, any such actual or perceived failure may result in, among other things, revocation of any required licenses or registrations, loss of any approved status, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to operate. Our efforts to comply with laws, regulations, and other obligations relating to privacy, data protection, and information security also may cause us to incur substantial operational costs or require us to change our policies and our business practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation.

As we continue to expand our operations internationally, we will continue to become subject to various foreign policy and data protection laws and regulations, which may in some cases be more stringent than the requirements in the jurisdictions in which we currently operate. For example, the GDPR, which became effective in 2018, extends the scope of European Union data protection law to all companies processing personal data of European Union residents, regardless of the company’s location, and requires companies to meet stringent requirements regarding the handling of personal data. The U.K. has also adopted a law substantially implementing the GDPR as part of its local data protection law, referred to as the U.K. GDPR. The GDPR and other laws and regulations in Europe, the U.K., and elsewhere also impose some limitations on international transfers of personal data. The GDPR imposes substantial obligations and risk upon our business and provides for significant penalties in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of a company group’s annual global turnover, whichever is higher. Further, it remains unclear how U.K. data protection laws and regulations will develop in the medium to longer term. We have incurred substantial expense in complying with new and evolving privacy and data protection legal frameworks and we may be required to make additional, significant changes in our business operations, all of which may adversely affect our net revenue and our business overall. Additionally, because many of these new regimes lack a substantial enforcement history, we are unable to predict how emerging standards may be applied to us. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. On July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield, eliminating a mechanism we had relied on to legitimize EU-U.S. data transfers. An alternative transfer mechanism that we rely on, use of standard contractual clauses approved by the European Union Commission, continues to be a valid mechanism for data transfers, provided additional safeguards are in place and the appropriate versions of those standard contractual clauses are employed. The EU and U.K. each have issued updated standard contractual clauses that are required to be implemented. We continue to monitor and assess regulatory guidance and other developments related to our data transfer mechanisms, with it possible that our ability to transfer personal data across borders, including from the European Union, U.K., and Switzerland to the United States (and other countries), will be impacted. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union, U.K., Switzerland, or other jurisdictions to the United States (and other countries), and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply new or different standards to the transfer of personal data from the European Union, U.K., Switzerland, or other jurisdictions to the United States (and other countries), and to restrict, block, or impose conditions or restrictions with respect to, certain personal data transfers. Other jurisdictions have also enacted legislation that requires maintaining data locally. Any inability to transfer personal data in compliance with laws or regulations relating to privacy, data protection, or information security, or otherwise comply with requirements in this rapidly changing environment, may impede our ability to attract and retain customers.

If more restrictive or burdensome laws, rules, or regulations related to privacy, data protection, or information security are adopted by authorities in the future on the federal or state level or internationally, or if new or existing laws, rules, or regulations become subject to new or differing interpretations or enforcement, or if we become bound by additional obligations that we become subject to in response to customer requests, contractual obligations, or otherwise, relating to privacy, data protection, or information security, including any additional compliance standards relating to non-public consumer personal information, our compliance and operational costs may increase, our opportunities for growth may be curtailed, we may find it necessary or appropriate to modify our data processing practices or policies or otherwise restrict our operations, which we may be unable to complete on a commercially reasonable basis or at all, and our potential liability in connection with breaches or incidents relating to privacy, data protection, and information security may increase, all of which could have a material adverse effect on our business, results of operations, and financial condition. Because the interpretation and application of many laws and regulations relating to privacy, data protection, and information security are uncertain, it also is possible that current or future laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. If so, in addition to the possibility of fines, lawsuits, claims, demands, regulatory investigations and other proceedings, and other claims and penalties, we could be required to change our business activities and practices or modify our products or services, any of which could have an adverse effect on our business and which we may be unable to complete on a commercially reasonable basis or at all. Any claims regarding our inability to adequately address privacy, data protection, or information security concerns, even if unfounded, or to comply with applicable laws, regulations, contractual requirements, policies, or other actual or asserted obligations, such as industry standards, could result in additional cost and liability to us, damage our reputation, result in negative publicity, and adversely affect our business. Privacy, data protection, and information security concerns, whether valid or not, may inhibit market adoption of our products and services, particularly in certain industries and jurisdictions. Additionally, if we are not able to quickly adjust to changing laws, regulations, and standards related to the internet, we could face fines, lawsuits, regulatory investigations and other claims and penalties, our business may be harmed.
We are subject to, and have an obligation to comply with, anti-corruption, anti-bribery, anti-money-laundering, and similar laws, and non-compliance with such laws and their obligations can subject us to criminal penalties or significant fines, significantly and adversely affect our business and reputation , or have other adverse consequences for us.

We can be held liable under anti-corruption, anti-bribery, AML, and similar laws for the corrupt or illegal activities of our third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not authorize such activities. While we have programs and controls designed to ensure compliance with all applicable AML, and anti-bribery laws and regulations, we cannot assure you that none of our third-party intermediaries and our employees, representatives, contractors, partners, and agents will take actions in violation of those controls and laws.
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
If we fail to maintain an effective system of disclosure controls and procedures or internal control over financial reporting, our ability to report timely and accurate financial results or comply with applicable regulations could be impaired, and our business, operating results, and the market price of our Class A common stock may be adversely affected.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. The process of designing and implementing effective internal controls and disclosure controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. To maintain and improve the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. In addition, testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.
If we are unable to establish and maintain appropriate internal control over financial reporting and disclosure controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could have an adverse effect on our business and operating results, and cause a decline in the price of our Class A common stock. We also could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. Additionally, if our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting.

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
While we have not historically collected sales, value added or similar indirect taxes from our customers in most jurisdictions in which we have sales, we expect to collect sales, value added, or similar indirect taxes from our customers in 2023. One or more jurisdictions may seek to impose incremental or new sales, value added or other indirect tax collection obligations on us.

A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Any requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments could also create additional administrative burdens for us and decrease our future sales, which could have a material adverse effect on our business and results of operations.

Changes in tax laws or regulations could have a material adverse effect on our business, results of operations, and financial conditions.
The rules dealing with taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Department of the Treasury, and state, local and non-U.S. tax authorities. For example, beginning on January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize these expenses. As a result of this change, we expect to have taxable income in periods earlier than we would have had in the absence of this change, which could adversely impact our financial condition, operating results, and cash flows. On August 16, 2022, the Inflation Reduction Act (IRA) of 2022 was signed into law to implement new tax provisions and provide various incentives and tax credits. The IRA created a 15% corporate alternative minimum tax and an excise tax of 1% on stock repurchases from publicly traded US corporations, among other changes. As of December 31, 2022, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our financial results and operations. Any changes in tax legislation, regulations, policies, or practices in the jurisdictions in which we operate could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, potentially negatively affecting our business, results of operations, and financial condition. As we grow internationally, we may also be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax rules, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, potentially adversely affecting our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could adversely affect us and our results of operations.
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
In addition, the amount of NOLs arising in taxable years beginning after December 31, 2017 that we are permitted to deduct in a taxable year beginning after December 31, 2017 is limited to 80% of our taxable income in each such year to which the NOLs are applied, where taxable income for such year is determined without regard to the NOL deduction itself, and such NOLs may be carried forward indefinitely. NOLs generated in taxable years beginning on or prior to December 31, 2017, however, may be carried forward for only 20 years, but are not subject to the 80% limitation. Our NOLs may also be subject to limitations under state law. There is a risk that due to legislative or regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Risks Relating to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been and is likely to continue to be volatile, which could cause the value of your investment to decline.
The market price of our Class A common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. This market volatility, as well as general economic, market, and political conditions, could reduce the market price of shares of our Class A common stock despite our operating performance.
In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including:
•overall performance of the economy, equity markets, and/or publicly-listed technology and fintech companies;
•actual or anticipated fluctuations in our net revenue or other operating metrics;
•our actual or anticipated operating performance and the operating performance of our competitors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services or capabilities, acquisitions, strategic partnerships or investments, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•actual or perceived privacy or data security incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•changes in accounting standards, policies, guidelines interpretations or principles;
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
These broad market and industry factors may decrease the market share of our Class A common stock, regardless of our actual operating performance. In addition, stock markets in general, and the market for technology and fintech companies in particular, have from time to time experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have often instituted securities class action litigation against a company following periods of overall market volatility and volatility in the market price of that company’s securities. If we were to become involved in securities litigation, could result in substantial costs and divert resources and the attention of management.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Class B common stock, including our directors, executive officers, and their affiliates. As a result of the dual class structure of our common stock, the trading price of our Class A common stock may be depressed.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 50.1% of the voting power of our capital stock as of December 31, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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
Our dual class structure may also depress the trading price of our Class A common stock due to negative perceptions by market participants and other stakeholders. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. Similarly, several stockholder advisory firms have announced their opposition to the use of multiple class structures. Any exclusion from indices or criticism of our corporate governance practices by stockholder advisory firms could result in a less active trading market for our Class A common stock.
Our issuance of additional capital stock may dilute your ownership and adversely affect the market price of our Class A common stock.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. For example, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or offering debt or other securities. We could also issue shares of our Class A common stock or securities convertible into our Class A common stock or debt or other securities in connection with acquisitions or other strategic transactions. Additionally, we expect to grant equity awards to employees, directors, and consultants under our stock incentive plan.
Any Class A common stock or securities convertible into shares of our Class A common stock that we issue from time to time, including in connection with a financing, acquisition, investment or under any equity incentive plans or that we may adopt in the future, will dilute your percentage ownership. In addition, issuing additional shares of our Class A common stock or securities convertible into our Class A common stock or debt or other securities may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of our Class A common stock both upon issuance and conversion, in the case of securities convertible into our Class A common stock.
As of December 31, 2022, unrecognized compensation costs related to unvested RSUs and unvested outstanding stock options, excluding the Executive Chairman Long-Term Performance Award, formerly known as the CEO Long-Term Performance Award, were $296.0 million and $58.6 million, respectively. These costs are expected to be recognized over a weighted-average period of 3.3 years and 2.4 years, respectively.

In April and May 2021, our board of directors granted our Executive Chairman and then-Chief Executive Officer equity incentive awards in the form of performance-based stock options covering 19,740,923 and 47,267 shares of our Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively, or, collectively, the Executive Chairman Long-Term Performance Award. The Executive Chairman Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price goals.
As of December 31, 2022, the aggregate unrecognized compensation cost related to the Executive Chairman Long-Term Performance Award was $117.0 million, which is expected to be recognized over the remaining derived service period of 3.1 years.
In addition, as of December 31, 2022, we had 36,156,445 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class B common stock or Class A common stock, as well as 34,146,546 total shares of Class B or Class A common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. Certain holders of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
General Risk Factors
Our business is subject to the risks of earthquakes, fire, floods, pandemics and other natural catastrophic events, and to interruption by man-made issues such as power disruptions and strikes.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics, such as the COVID-19 pandemic, and similar events. For example, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and a significant natural disaster in that area or any other location in which we have offices or facilities or employees working remotely, such as an earthquake, fire, or flood, could have a material adverse effect on our business, results of operations financial condition, and future prospects. Our insurance coverage may be insufficient to compensate us for the losses that may occur. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, our business and results of operations could be adversely affected. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that may occur.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations and comply with the Sarbanes-Oxley Act and other regulations.
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
Stockholders
As of February 17, 2023, we had 52 holders of record of our Class A common stock and 69 holders of record of our Class B common stock. Because many of the shares of our Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by the record holders.
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
The following stock performance graph compares the cumulative total return on our Class A common stock to the cumulative total returns of the Nasdaq Composite Index and the S&P Information Technology Index during each monthly period from June 9, 2021 (the date our Class A common stock began trading on the Nasdaq Global Select Market) through December 31, 2022. All values assume a $100 initial investment and reinvestment of dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of 21 Month Cumulative Total Return (Since Listing)
150
125
100
75
50
25
0
06/09/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Marqeta, Inc.
Nasdaq Composite Index
S&P Information Technology Index

Company/Index (1)	06/09/21	06/30/21	09/30/21	12/31/21	03/31/22	06/30/22	09/30/22	12/31/22
Marqeta, Inc.	$100.00	$91.97	$72.48	$56.26	$36.17	$26.57	$23.33	$20.02
Nasdaq Composite Index	$100.00	$104.29	$104.05	$112.84	$102.75	$79.86	$76.73	$76.13
S&P Information Technology Index	$100.00	$105.62	$107.03	$124.90	$114.46	$91.29	$85.62	$89.68

(1) Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2022	3,050,868	$7.25	3,050,805	63,969,722.39
November 1 - November 30, 2022	2,802,531	$6.69	2,798,972	45,195,438.19
December 1 - December 31, 2022	3,848,712	$6.32	3,848,712	20,799,675.89
Total	9,702,111		9,698,489
(1) Represents share repurchased as part of a publicly announced program and shares of unvested common stock previously issued upon early exercise of unvested stock options that were repurchased by us from former employees upon their termination in accordance with the terms of their stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.
(2) On September 14, 2022, our board of directors authorized a share repurchase program of up to $100 million of our Class A common stock beginning September 15, 2022. Under the repurchase program, we were authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The share repurchase program has no set expiration date.

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
A discussion regarding our liquidity, financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 is presented below. A discussion regarding our liquidity, financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 11, 2022, which is hereby incorporated by reference.

Overview
Marqeta’s modern card issuing platform empowers our customers to create customized and innovative payment cards, giving them the ability to build more configurable and flexible payment experiences. We serve customers in multiple industry verticals including on-demand services, lending (including BNPL financing), expense management, disbursements, online marketplaces, and digital banking. Before the rise of modern card issuing, issuing cards was slow, complex, and subject to mistakes. Marqeta helps solve these problems. Our platform, powered by open APIs, enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases.
Our modern architecture allows for flexibility, a high degree of configurability, and accelerated product development, democratizing access to card issuing technology. It also enables us to rapidly expand our platform’s functionality, creating added value for our customers.
See the section titled “Business” under Part I, Item 1 of this Annual Report on Form 10-K for further discussion of our business, products, business model, and trends.
Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including the military action against Ukraine launched by Russia, ongoing supply chain shortages, higher inflation and interest rates, and other global economic conditions, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor the situation and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees.
In addition, the COVID-19 pandemic had a significant impact on the U.S. economy and the markets in which we operate. Various governmental measures to slow and control the spread of COVID-19 have led to uncertainty related to the labor market, inflation, and fiscal and monetary policy responses. Businesses continue to face difficulty in meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays.
See the section titled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the possible impact of these macroeconomic factors on our business.

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

	Year Ended December 31,
	2022	2021	2020
Total Processing Volume (TPV) (in millions)	$166,260	$111,133	$60,075

Net revenue (in thousands)	$748,206	$517,175	$290,292
Gross profit (in thousands)	$320,001	$231,705	$117,907
Gross margin	43%	45%	41%
Net loss (in thousands)	$(184,780)	$(163,929)	$(47,695)
Net loss margin	(25)%	(32)%	(16)%
Total operating expenses (in thousands)	$529,809	$393,711	$164,994

Non-GAAP Measures:
Adjusted EBITDA (in thousands)	$(41,796)	$(12,767)	$(15,378)
Adjusted EBITDA margin	(6)%	(2)%	(5)%
Non-GAAP operating expenses (in thousands)	$361,797	$244,472	$133,285
Total Processing Volume (TPV) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; acquisition related expenses which consists of due diligence costs related to potential acquisitions, and transaction costs, integration costs and amortization of intangible assets related to successful acquisitions; income tax expense (benefit); and other income (expense) net, which consists of changes in the fair value of redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO), realized foreign currency gains and losses, interest income from our marketable securities, our share of equity method investments’ profit or loss, impairment of equity method investments or other financial instruments, and gain from sale of equity method investments. We believe that adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize adjusted EBITDA as an input into our calculation of our annual employee bonus plans. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA.
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

Non-GAAP operating expenses - Non-GAAP operating expenses is a non-GAAP financial measure that is calculated as total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; and acquisition related expenses which consists of due diligence costs related to potential acquisitions, and transaction costs, integration costs and amortization of intangible assets related to successful acquisitions. We believe that non-GAAP operating expenses is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of total operation expenses to non-GAAP operating expenses.

Components of Results of Operations
Net Revenue
We have two components of net revenue: platform services revenue, net and other services revenue.
Platform services revenue, net. Platform services revenue includes Interchange Fees, net of Revenue Share and other service-level payments to customers. Platform services revenue also includes processing and other fees. Interchange Fees are earned on card transactions we process for our MxM customers and are based on a percentage of the transaction amount plus a fixed amount per transaction. Interchange Fees are recognized when the associated transactions are settled.
Revenue Share payments are incentives to our MxM customers to increase processing volumes on our platform. Revenue Share is generally computed as a percentage of the Interchange Fees earned or processing volume and is paid to our MxM customers monthly. Revenue Share payments are recorded as a reduction to revenue. As MxM customers' processing volumes increase, the rates at which we share revenue generally increase.
Processing and other fees are priced as either a percentage of processing volume or on a fee per transaction basis and are earned when payment cards are used at automated teller machines or to make cross-border purchases, and under our PxM agreements. Minimum processing fees, where customers' processing volumes fall below certain thresholds, are also included in processing and other fees.
Platform services revenue is recognized as Marqeta satisfies our performance obligations which typically aligns with the period when volumes and transactions are processed.
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
Other Income (Expense), net
Other income (expense), net consists primarily of interest income from our marketable securities, gain from from sale of equity method investments, impairment of equity method investments or other financial instruments, equity method investment share of loss, realized foreign currency gains and losses, and changes in the fair value of the redeemable convertible preferred stock warrant liabilities (for periods prior to the IPO).
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes, and U.K. and Australia income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Net revenue	$748,206	$517,175	$290,292
Costs of revenue	428,205	285,470	172,385
Gross profit	320,001	231,705	117,907
Operating expenses:
Compensation and benefits	415,094	318,116	129,802
Technology	52,361	33,637	13,239
Professional services	23,479	18,443	7,188
Occupancy	4,514	4,181	4,337
Depreciation and amortization	3,853	3,534	3,498
Marketing and advertising	3,995	2,284	1,670
Other operating expenses	26,513	13,516	5,260
Total operating expenses	529,809	393,711	164,994
Loss from operations	(209,808)	(162,006)	(47,087)
Other income (expense), net	24,926	(2,563)	(521)
Loss before income tax expense	(184,882)	(164,569)	(47,608)
Income tax expense (benefit)	(102)	(640)	87
Net loss	$(184,780)	$(163,929)	$(47,695)

Comparison of the Fiscal Years Ended December 31, 2022 and 2021
Net Revenue

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Net revenue:
Total platform services, net	$725,629	$502,296	$223,333	44%
Other services	22,577	14,879	7,698	52%
Total net revenue	$748,206	$517,175	$231,031	45%

Total Processing Volume (TPV) (in millions)	$166,260	$111,133	$55,127	50%
Total net revenue increased by $231.0 million, or 45%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, of which $173.0 million was generated by Block, including Afterpay starting February 1, 2022 following the completion of its acquisition by Block. The increase in net revenue was primarily driven by a 50% increase in TPV, partially offset by unfavorable changes in our card program mix, particularly the growth of our PxM offering, compared to the same period in 2021. Other services revenue increased $7.7 million, or 52%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 due primarily to the increase in card fulfillment revenue.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services, and PxM customers. The growth in TPV for our top five customers, as determined by their individual TPV in each respective period, was 50% for the year ended December 31, 2022 compared to the year ended December 31, 2021. This growth was mirrored by a 46% increase in TPV from all other customers for the same period. Note that the top five customers may differ between the two periods.

Costs of Revenue and Gross Margin

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Costs of revenue:
Card Network fees, net	$380,162	$244,387	$135,775	56%
Issuing Bank fees	30,160	27,282	2,878	11%
Other	17,883	13,801	4,082	30%
Total costs of revenue	$428,205	$285,470	$142,735	50%

Gross profit	$320,001	$231,705	$88,296	38%
Gross margin	43%	45%
Costs of revenue increased by $142.7 million, or 50%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to increased Card Network fees as the result of the 50% increase in TPV and 51% increase in the number of corresponding transactions. Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Card Network fees, net increased $135.8 million, or 56% in the year ended December 31, 2022 compared to the year ended December 31, 2021 and reflect an amendment to one of our Card Networks incentive arrangements that was executed in the third quarter of 2021. This increase was due to a 50% increase in TPV and a decrease in Card Networks incentives mainly due to the timing of annual cumulative incentives for the years ended December 31, 2022 and 2021.

Issuing Bank fees increased $2.9 million, or 11%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, as a result of an amendment to one of our Issuing Banks’ arrangements that was executed in the third quarter of 2021. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $88.3 million, or 38%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our gross margin decreased to 43% during the year ended December 31, 2022 from 45% during the year ended December 31, 2021.
Operating Expenses

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$254,351	$175,456	$78,895	45%
Share-based compensation	160,743	142,660	18,083	13%
Total compensation and benefits	415,094	318,116	96,978	30%
Percentage of net revenue	55%	62%
Technology	52,361	33,637	18,724	56%
Percentage of net revenue	7%	7%
Professional services	23,479	18,443	5,036	27%
Percentage of net revenue	3%	4%
Occupancy	4,514	4,181	333	8%
Percentage of net revenue	1%	1%
Depreciation and amortization	3,853	3,534	319	9%
Percentage of net revenue	1%	1%
Marketing and advertising	3,995	2,284	$1,711	75%
Percentage of net revenue	1%	—%
Other operating expenses	26,513	13,516	12,997	96%
Percentage of net revenue	4%	3%
Total operating expenses	$529,809	$393,711	$136,098
Percentage of net revenue	71%	76%
Compensation and benefits expenses increased by $97.0 million, or 30%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, predominately due to the $78.9 million increase in salaries, bonus, benefits, and payroll taxes driven by the increase in average headcount, and the increase in compensation rates. Our headcount has increased to 966 employees as of December 31, 2022 from 789 employees as of December 31, 2021.
Compensation and benefits expenses also increased in the year ended December 31, 2022 compared to the year ended December 31, 2021 due to a $18.1 million increase in share-based compensation expense, mainly because of the increase in our headcount and the Executive Chairman Long-Term Performance Award as detailed in the table below:

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Share-based compensation
Restricted stock units (1)	$76,094	$59,652	$16,442	28%
Stock options	28,816	31,231	(2,415)	(8)%
Executive Chairman Long-Term Performance Award	53,214	38,189	15,025	39%
Employee Stock Purchase Plan	2,619	1,946	673	35%
Secondary sales of common stock	—	11,642	(11,642)	n/m
Total share-based compensation	$160,743	$142,660	$18,083	13%
n/m = not meaningful
(1) Includes $23.1 million of expense, for the year ended December 31, 2021, recognized for cumulative prior service as of the IPO completion date for RSUs with both a service and liquidity vesting condition.

Technology expenses increased by $18.7 million, or 56%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was due to higher third-party hosting costs to support our continued growth and higher software licensing costs as we added headcount and implemented new internal systems and tools.
Professional services expenses increased by $5.0 million, or 27%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was due to the increase in consulting, accounting, and legal fees.
Occupancy expense remained relatively flat for the year ended December 31, 2022 compared to the year ended December 31, 2021 as most of our employees and service providers continue to work remotely.
Depreciation and amortization remained relatively flat for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Marketing and advertising expenses increased by $1.7 million, or 75%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily related to conferences, trade shows, and brand awareness investments to further grow our customer base.
Other operating expenses increased by $13.0 million, or 96%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of an indemnification cost of $5.9 million, and an increase in insurance and travel costs of $5.2 million.
Other Income (Expense), Net

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$24,926	$(2,563)	$27,489	n/m
Percentage of net revenue	3%	—%
Other income (expense), net increased by $27.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase of $19.1 million in interest income earned on our marketable securities portfolio and other cash deposit balances, a gain of $17.9 million from the sale of the Company’s equity method investment in a private company, offset by an impairment of $11.6 million of an option to purchase the remaining equity interests in an equity method investee.
Customer Concentration
We generated 71% and 69% of our net revenue from our largest customer, Block, during the years ended December 31, 2022 and 2021, respectively.

Quarterly Results of Operations

The following tables set forth selected unaudited consolidated quarterly statements of operations data for each of the eight fiscal quarters ended December 31, 2022. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. The Company adopted ASU No. 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of December 31, 2022 upon the loss of ”emerging growth company” status, with an effective date of January 1, 2022, using a modified retrospective approach. The adoption did not have a material impact on the quarterly results previously reported in fiscal year 2022. In the fourth quarter of 2021, we reclassified contractor costs from professional services to compensation and benefits and all statements of operations below have been adjusted to conform to this new presentation. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
	(in thousands)
Net revenue	$203,805	$191,621	$186,678	$166,102	$155,414	$131,512	$122,266	$107,983
Costs of revenue	116,681	111,519	108,629	91,376	79,615	72,438	75,291	58,126
Gross profit	87,124	80,102	78,049	74,726	75,799	59,074	46,975	49,857
Operating expenses:
Compensation and benefits	110,991	105,887	97,868	100,348	88,995	84,462	97,755	46,904
Technology	14,401	13,422	13,154	11,384	11,143	9,299	7,569	5,626
Professional services	6,295	6,620	5,794	4,770	5,712	4,704	3,831	4,196
Occupancy	1,126	1,125	1,148	1,115	1,097	1,091	907	1,086
Depreciation and amortization	1,019	934	921	979	967	786	874	907
Marketing and advertising	1,862	688	886	559	804	490	495	495
Other operating expenses	5,753	10,922	4,995	4,843	4,811	3,880	3,530	1,295
Total operating expenses	141,447	139,598	124,766	123,998	113,529	104,712	114,961	60,509
Loss from operations	(54,323)	(59,496)	(46,717)	(49,272)	(37,730)	(45,638)	(67,986)	(10,652)
Other income (expense), net	28,468	6,333	1,802	(11,677)	142	(57)	(481)	(2,167)
Loss before income tax expense	(25,855)	(53,163)	(44,915)	(60,949)	(37,588)	(45,695)	(68,467)	(12,819)
Income tax expense (benefit)	471	5	(227)	(351)	(781)	(35)	87	19
Net loss	$(26,326)	$(53,168)	$(44,688)	$(60,598)	$(36,807)	$(45,730)	$(68,554)	$(12,838)

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
A reconciliation of net loss to adjusted EBITDA and non-GAAP operating expenses for the periods presented is as follows:

	Year Ended December 31,
	2022	2021	2020
(dollars in thousands)
Net revenue	$748,206	$517,175	$290,292
Net loss	$(184,780)	$(163,929)	$(47,695)
Net loss margin	(25)%	(32)%	(16)%
Total operating expenses	$529,809	$393,711	$164,994

Net loss	$(184,780)	$(163,929)	$(47,695)
Depreciation and amortization expense	3,853	3,534	3,498
Share-based compensation expense	160,743	142,660	28,211
Payroll tax expense related to share-based compensation	1,977	1,956	—
Acquisition related expenses	1,439	1,089	—
Other expense (income), net	(24,926)	2,563	521
Income tax expense (benefit)	(102)	(640)	87
Adjusted EBITDA	$(41,796)	$(12,767)	$(15,378)
Adjusted EBITDA Margin	(6)%	(2)%	(5)%

Total operating expenses	$529,809	$393,711	$164,994
Depreciation and amortization expense	$(3,853)	$(3,534)	$(3,498)
Share-based compensation expense	$(160,743)	$(142,660)	$(28,211)
Payroll tax expense related to share-based compensation	$(1,977)	$(1,956)	$—
Acquisition related expenses	$(1,439)	$(1,089)	$—
Non-GAAP operating expenses	$361,797	$244,472	$133,285

Liquidity and Capital Resources
Since our inception through June 30, 2021, we financed our operations primarily through sales of equity securities and payments received from our customers. In June 2021, we completed our IPO in which we received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million, and offering costs of $7.5 million.
At December 31, 2022, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling $1.6 billion, with such amounts held for working capital purposes. At December 31, 2022, our cash equivalents and marketable securities were comprised primarily of bank deposits, money market funds, U.S. treasury securities, U.S. agency securities, commercial paper, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
On September 14, 2022, our board of directors authorized a share repurchase program of up to $100 million of our Class A common stock beginning September 15, 2022. Under the repurchase program, we were authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The share repurchase program has no set expiration date. As of December 31, 2022, $20.8 million remained available for future share repurchases under this repurchase program.
On February 3, 2023, the Company acquired Power Finance Inc. (Power Finance) for a purchase price of $221.9 million in cash, approximately one-third of which is payable over a two-year period subject to certain conditions. The purchase price does not include potential future earn-out amounts tied to additional performance-based goals to be achieved within the next 12 months with a maximum payout of up to $53.1 million. Power Finance’s cloud-native platform offers credit card program management services for companies creating new credit card programs. We believe that this acquisition will allow our customers to launch a wide range of credit products and constructs.
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
At December 31, 2022, we had $7.8 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(12,966)	$56,972	$50,273
Net cash provided by (used in) investing activities	28,718	(329,121)	(57,562)
Net cash (used in) provided by financing activities	(79,487)	1,299,297	167,378
Net increase in cash, cash equivalents, and restricted cash	$(63,735)	$1,027,148	$160,089

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
Net cash used in operating activities was $13.0 million for the year ended December 31, 2022 compared to a net cash provided of $57.0 million in the year ended December 31, 2021. The net cash used in operating activities during fiscal year 2022 was due mainly to the timing of payments for costs of our services and operating expenses, partially offset by the increase in net revenue

Investing Activities
Net cash provided by investing activities consists primarily of maturities of our investments in marketable securities and sale of equity method investments. Net cash used in investing activities consists primarily of purchases of marketable securities, purchases of property and equipment, and equity method investments.
Net cash provided by investing activities was $28.7 million for the year ended December 31, 2022 compared to a net cash used of $329.1 million in the year ended December 31, 2021. The net cash provided by investing activities during fiscal year 2022 was primarily due to the sale of equity method investments and the decrease in purchases of marketable securities, an equity method investment, and a purchase call option to acquire the remaining interest in the equity method investee.
Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the sale of our equity securities. Net cash used in financing activities consists primarily of net payments related to the share repurchase program, to the payment of tax withholding for RSU settlements and to payments of offering costs related to the IPO.
Net cash used in financing activities was $79.5 million for the year ended December 31, 2022 compared to a net cash provided of $1.3 billion in the year ended December 31, 2021. The decrease in net cash provided by financing activities in fiscal year 2022 was primarily due to the decrease in proceeds received from our IPO, net of underwriters’ commission and discounts, and the increase in payments related to the share repurchase program.

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
As of December 31, 2022, we had non-cancellable purchase commitments with certain service providers and Issuing Banks of $221.7 million, payable over the next 5 years. These purchase obligations include $212.6 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.

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
We believe that of our significant accounting policies, discussed in Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies,” the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. Based on the Company's aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022, the Company became a “large accelerated filer” and lost emerging growth company status on December 31, 2022. Prior to December 31, 2022 we were an emerging growth company, as defined in the JOBS Act, and elected to take advantage of the extended transition period for complying with new or revised accounting standards. In other words, we were permitted to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. As a result of this election, our prior financial statements may not be comparable to those of companies that comply with the accounting standards as of the public company effective dates.
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
For certain revenue contracts, we estimate variable consideration and material rights to record each period. This requires that we estimate the expected processing volume over the term of the contract, including any additional extension of the term associated with a material right. These estimates are predominantly derived by analysis of historical trends and are updated on a quarterly basis. Changes made to these assumptions during the year ended December 31, 2022 did not have a material impact to the net revenue recorded during the year ended December 31, 2022.

Share-Based Compensation
We measure compensation expense for all share-based payment awards, including stock options and RSUs, granted to employees, directors, and other service providers, based on the estimated fair value of the awards on the date of grant. Prior to the completion of the IPO, the most significant input in determining the fair value of a stock option was the estimated fair value of our common stock. The estimated fair value of our common stock was also used to measure the grant date fair value of RSUs granted prior to the completion of the IPO in June 2021. Additionally, prior to the completion of the IPO, the determination of whether to recognize share-based compensation expense related to secondary sales of common stock by employees or former employees required a significant amount of judgment.
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
Secondary Sales of Common Stock. Prior to the completion of the IPO in June 2021, certain stockholders acquired outstanding common stock from current or former employees for a purchase price greater than the estimated fair value of our common stock at the time of the respective transaction. The determination of whether the excess of purchase price over the estimated fair value represents share-based compensation is highly judgmental. We determined whether secondary sales of common stock by employees and former employees resulted in share-based compensation expense by evaluating the extent of our involvement in secondary sale transactions, whether the purchaser of the shares is an existing or new stockholder, and the extent the sale price per share exceeds our estimated fair value per share. We recorded share-based compensation expense as measured as the difference between the aggregate price paid by the stockholder and our estimated aggregate fair value on the date of the transaction, and recorded $0.0 million, $11.6 million and $17.3 million during the years ended December 31, 2022, 2021 and 2020, respectively. Such amounts were recorded in compensation and benefits expense on the consolidated statements of operations.
Subsequent to the completion of the IPO, we did not record share-based compensation expense related to secondary sales of our common stock.
Recent Accounting Pronouncements
See Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements”.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States, the United Kingdom, Australia, Canada, Brazil, and Singapore, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities totaling $1.6 billion as of December 31, 2022. Such amounts included cash deposits, money market funds, U.S. treasury securities, U.S. agency securities, commercial paper, and corporate debt securities. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. We have the ability to hold all marketable securities until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
Foreign Currency Exchange Risk
Most of our sales and expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of December 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
MARQETA, INC.
FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marqeta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marqeta, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2103 framework), and our report dated February 28, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Share, Consideration Payable to Customers
Description of the Matter
For the year ended December 31, 2022, the Company’s net revenue was $748.2 million, and as of December 31, 2022, the Company’s revenue share payable was $142.2 million. As described in Note 2 to the consolidated financial statements, the Company's contracts with its customers typically include provisions under which the Company shares a portion of interchange fees with its customers, referred to as revenue share. Revenue share payments are incentives to customers to increase their processing volume on the Company’s platform, computed as a percentage of the interchange fees earned or processing volume, and paid to customers monthly. As customers’ processing volumes increase, the customers may earn an increased percentage of revenue share. Revenue share, determined to be consideration payable to customers, is recorded as a reduction to net revenue in the consolidated statements of operations and comprehensive loss. The Company records the amount due to the customer as revenue share payable on the consolidated balance sheets.
Auditing the Company’s revenue share amounts was challenging because the revenue share calculation includes a significant volume of data and multiple inputs that could be different across customers. Further, the revenue share calculation for certain customers is performed manually by the Company because of the bespoke and complex nature of certain contractual terms.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to calculate and record revenue share, including controls over management’s review of the calculation and of the completeness and accuracy of data used in the revenue share calculation.
We performed the following audit procedures, among others, related to revenue share amounts. We independently calculated total annual revenue share for a sample of customers based on the contractual terms of the customers’ agreements and other inputs, including processing volume, interchange fees and card network and issuing bank fees using source data and compared our independent calculations of revenue share to the Company’s recorded amounts. For this same sample of customers, we inspected the underlying customer agreements and used the revenue share rates per the contract to calculate each customer’s total annual revenue share. Additionally, we performed analytical procedures to assess the reasonableness of the revenue share for all other customers entitled to revenue share over the fiscal year and evaluated any significant deviations from developed expectations that considered contractual revenue share rates and processing volume, among other factors. We tested the completeness and accuracy of the underlying payment transaction data used in the revenue share calculation and also compared the revenue share payable as of December 31, 2022, to amounts paid in subsequent periods.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

San Mateo, California
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marqeta, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Marqeta, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Marqeta, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Mateo, California
February 28, 2023

Marqeta, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,183,846	$1,247,581
Restricted cash	7,800	7,800
Marketable securities	440,858	452,875
Accounts receivable, net	15,569	13,187
Settlements receivable, net	18,028	11,266
Network incentives receivable	42,661	30,399
Prepaid expenses and other current assets	38,007	35,617
Total current assets	1,746,769	1,798,725
Property and equipment, net	7,440	9,687
Operating lease right-of-use assets, net	9,015	11,296
Equity method investment	—	8,384
Other assets	7,122	2,286
Total assets	$1,770,346	$1,830,378
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,798	$2,693
Revenue share payable	142,194	121,179
Accrued expenses and other current liabilities	136,887	114,096
Total current liabilities	282,879	237,968
Operating lease liabilities, net of current portion	9,034	12,427
Other liabilities	5,477	6,557
Total liabilities	297,390	256,952
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and 1,500,000,000 Class A shares authorized, 486,530,334 and 421,792,153 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively. 600,000,000 and 600,000,000 Class B shares authorized, 54,833,765 and 119,591,365 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	53	54
Additional paid-in capital	2,082,373	1,993,055
Accumulated other comprehensive loss	(7,237)	(2,230)
Accumulated deficit	(602,233)	(417,453)
Total stockholders’ equity	1,472,956	1,573,426
Total liabilities and stockholders’ equity	$1,770,346	$1,830,378

See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$748,206	$517,175	$290,292
Costs of revenue	428,205	285,470	172,385
Gross profit	320,001	231,705	117,907
Operating expenses:
Compensation and benefits	415,094	318,116	129,802
Technology	52,361	33,637	13,239
Professional services	23,479	18,443	7,188
Occupancy	4,514	4,181	4,337
Depreciation and amortization	3,853	3,534	3,498
Marketing and advertising	3,995	2,284	1,670
Other operating expenses	26,513	13,516	5,260
Total operating expenses	529,809	393,711	164,994
Loss from operations	(209,808)	(162,006)	(47,087)
Other income (expense), net	24,926	(2,563)	(521)
Loss before income tax expense	(184,882)	(164,569)	(47,608)
Income tax expense (benefit)	(102)	(640)	87
Net loss	$(184,780)	$(163,929)	$(47,695)
Net loss attributable to common stockholders	$(184,780)	$(163,929)	$(47,695)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	$(167)	$(14)	$(64)
Change in unrealized gain (loss) on marketable securities	(4,840)	(2,241)	43
Net other comprehensive income (loss)	(5,007)	(2,255)	(21)
Comprehensive loss	$(189,787)	$(166,184)	$(47,716)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.45)	$(0.39)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	545,397,254	362,756,466	122,932,556

See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	336,843,578	$335,748	118,430,031	$12	$7,365	$46	$(205,829)	$(198,406)
Issuance of Series E-1 redeemable convertible preferred stock at $8.34 per share, net of issuance costs of $8,058	20,989,756	166,942	—	—	—	—	—	—
Conversion of Series A and Series C redeemable convertible preferred stock to common stock	(5,988,994)	(809)	5,988,994	1	808	—	—	809
Issuance of common stock upon exercise of vested options	—	—	5,236,999	—	2,472	—	—	2,472
Issuance of common stock upon early exercise of unvested options	—	—	847,184	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(190,370)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	742	—	—	742
Vesting of common stock warrants	—	—	—	—	171	—	—	171
Share-based compensation expense	—	—	—	—	28,211	—	—	28,211
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(47,695)	(47,695)
Balance as of December 31, 2020	351,844,340	501,881	130,312,838	13	39,769	25	(253,524)	(213,717)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	52,272,727	7	1,312,331	—	—	1,312,338
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(351,844,340)	(501,881)	351,844,340	34	501,847	—	—	501,881
Reclassification of redeemable convertible preferred stock warrant liabilities to common stock and additional paid-in capital upon initial public offering	—	—	—	—	5,438	—	—	5,438
Issuance of common stock upon exercise of options	—	—	4,277,344	—	4,969	—	—	4,969
Issuance of common stock under employee stock purchase plan	—	—	153,905	—	3,201	—	—	3,201
Repurchase of early exercised stock options	—	—	(85,870)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	1,736,212	—	(23,552)	—	—	(23,552)
Issuance of common stock upon exercise of common stock warrants	—	—	872,022	—	60	—	—	60
Vesting of common stock warrants	—	—	—	—	6,332	—	—	6,332
Share-based compensation expense	—	—	—	—	142,660	—	—	142,660
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(2,255)	—	(2,255)
Net loss	—	—	—	—	—	—	(163,929)	(163,929)
Balance as of December 31, 2021	—	$—	541,383,518	$54	$1,993,055	$(2,230)	$(417,453)	$1,573,426
Issuance of common stock upon exercise of options	—	—	7,785,748	—	9,754	—	—	9,754
Repurchase of early exercised stock options	—	—	(45,958)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	683,485	—	4,762	—	—	4,762
Issuance of common stock upon net settlement of restricted stock units	—	—	3,214,677	—	(15,362)	—	—	(15,362)
Vesting of common stock warrants	—	—	—	—	8,621	—	—	8,621
Share-based compensation expense	—	—	—	—	160,743	—	—	160,743
Repurchase and retirement of common stock	—	—	(11,657,371)	(1)	(79,200)	—	—	(79,201)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(5,007)	—	(5,007)
Net loss	—	—	—	—	—	—	(184,780)	(184,780)
Balance as of December 31, 2022	—	$—	541,364,099	$53	$2,082,373	$(7,237)	$(602,233)	$1,472,956
See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(184,780)	$(163,929)	$(47,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,853	3,534	3,498
Share-based compensation expense	160,743	142,660	28,211
Non-cash operating leases expense	2,281	2,115	2,029
Amortization of premium on marketable securities	277	1,162	543
Gain on sale of equity method investment	(17,889)	—	—
Impairment of other financial instruments	11,616	—	—
Other	649	3,110	1,929
Changes in operating assets and liabilities:
Accounts receivable	(2,577)	(4,940)	(4,485)
Settlements receivable	(6,762)	1,601	(2,961)
Network incentives receivable	(12,262)	(10,377)	(9,400)
Prepaid expenses and other assets	(8,621)	(7,742)	(2,481)
Accounts payable	254	190	(839)
Revenue share payable	21,015	42,988	48,442
Accrued expenses and other liabilities	22,257	49,372	34,997
Operating lease liabilities	(3,020)	(2,772)	(1,515)
Net cash (used in) provided by operating activities	(12,966)	56,972	50,273
Cash flows from investing activities:
Purchases of property and equipment	(2,319)	(2,743)	(2,375)
Purchase of patents	(1,600)	—	—
Purchases of marketable securities	(70,495)	(455,266)	(216,200)
Sales of marketable securities	—	—	71,981
Maturities of marketable securities	77,400	148,888	89,032
Purchase of equity method investment and purchase option	—	(20,000)	—
Sale of equity method investment	25,732	—	—
Net cash provided by (used in) investing activities	28,718	(329,121)	(57,562)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	1,319,809	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	166,942
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	9,249	4,539	3,144
Proceeds from exercise of warrants	—	60	—
Proceeds from shares issued in connection with employee stock purchase plan	4,762	3,201	—
Taxes paid related to net share settlement of restricted stock units	(15,362)	(23,552)	—
Repurchase of common stock	(78,136)	—	—
Payment of deferred offering costs	—	(4,760)	(2,708)
Net cash (used in) provided by financing activities	(79,487)	1,299,297	167,378
(Decrease) Increase in cash, cash equivalents, and restricted cash	(63,735)	1,027,148	160,089
Cash, cash equivalents, and restricted cash - Beginning of period	1,255,381	228,233	68,144
Cash, cash equivalents, and restricted cash - End of period	$1,191,646	$1,255,381	$228,233
See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,183,846	$1,247,581	$220,433
Restricted cash	7,800	7,800	7,800
Total cash, cash equivalents, and restricted cash	$1,191,646	$1,255,381	$228,233
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$84	$201	$109
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$563	$1,190	$159
Repurchase of common stock accrued and not yet paid	$1,065	$—	$—
Deferred offering costs not yet paid	$—	$—	$426
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$809
See accompanying notes to consolidated financial statements.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

1.    Business Overview and Basis of Presentation
Marqeta, Inc., or the Company, creates digital payment technology for innovation leaders. The Company's modern card issuing platform places control over payment transactions into the hands of its customers, or customers, enabling them to develop modern state-of-the-art product experiences.
The Company provides all of its customers issuer processor services and for most of its customers it also acts as a card program manager. The Company primarily earns revenue from processing payment card transactions for its customers.
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States, United Kingdom, and Australia and legal entities in Singapore and Brazil as of December 31, 2022.
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
Use of Estimates
The preparation of the financial statements requires management to make estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions relate to the fair value of equity awards and warrants, share-based compensation, the estimation of variable consideration in contracts with customers, the reserve for contract contingencies and processing errors, and the fair value of equity method investments and a purchase call option to acquire the remaining interest in the equity method investee. Actual results could differ materially from these estimates.
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the year ended December 31, 2022, the Company incurred a net loss of $184.8 million and had an accumulated deficit of $602.2 million as of December 31, 2022. The Company expects losses from operations to continue for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies and developing the existing platform infrastructure. The Company believes that its cash and cash equivalents of $1.2 billion and marketable securities of $440.9 million as of December 31, 2022 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

2.    Summary of Significant Accounting Policies
Revenue Recognition
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
Platform Services
The Company delivers an integrated payment processing platform to its customers. The Company’s primary performance obligation is to provide customers continuous access to the Company’s platform used to process all customers’ transactions as needed. This obligation includes authorizing, settling, clearing and reconciling all transactions under MxM and PxM arrangements and managing the interactions with the Issuing Banks and Card Networks on behalf of its customers under MxM arrangements. All these services are collectively considered a single performance obligation.
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
The Company allocates variable consideration to the distinct month in which the platform services are delivered. When pricing terms are not consistent throughout the entire term of the contract, the Company estimates variable consideration in its customer contracts primarily using the expected value method. The standard term of the customer contracts range from three to five years, with automatic renewal for successive one-year periods thereafter unless either party provides written notice of its intent not to renew. The Company develops estimates of variable consideration on the basis of both historical information and current trends and does not expect or anticipate significant reversal of revenue in the future periods.
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

Historically, the Company did not capitalize material costs to acquire contracts.
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
The Company records Revenue Share as a reduction to revenue in the consolidated statements of operations and comprehensive loss. The Company records the amount due to the customer as Revenue Share payable on the consolidated balance sheets.
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
Deferred Revenue
Deferred revenue arises when customers are billed for services in advance of the Company's revenue recognition. The Company's deferred revenue is primarily due to undelivered card fulfillment services and variable consideration from customer contracts where pricing terms are not consistent throughout the entire term of the contract, non-refundable upfront setup fees that are billed at contract inception.
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
For the years ended December 31, 2022, 2021, and 2020, revenue outside of the United States, based on the billing address of the customer, was not material.
As of December 31, 2022 and December 31, 2021, long-lived assets located outside of the United States were not material.
Foreign Currency
The functional currency of the Company’s foreign subsidiary is its respective local currency. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within the consolidated balance sheets and the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Cash and Cash Equivalents
The Company considers all highly liquid investments and investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of bank deposit accounts and investments in money market funds.
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
Marketable Securities
The Company's marketable securities include U.S. treasury securities, U.S. agency securities, commercial paper, asset-backed securities, and corporate debt securities. The Company's marketable securities are accounted for as securities available-for-sale and are classified within current assets in the consolidated balance sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity.
The Company carries these marketable securities at fair value and periodically evaluates them for unrealized losses. For unrealized losses in securities that the Company intends to hold and will not more

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

likely than not be required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors.
The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance on the consolidated balance sheets with a corresponding loss in other income (expense), net in the consolidated statements of operations and comprehensive loss when the impairment is incurred.
Unrealized non-credit related losses and unrealized gains are recorded as a separate component in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit) until realized.
The Company records any realized gains or losses on the sale of marketable securities in other income (expense), net in the consolidated statements of operations and comprehensive loss.
Equity Investments and Purchase Options
The Company applies the equity method of accounting for investments in other entities when the Company exercises significant influence, but no control. Under the equity method, the Company’s records its share of each entity’s profit or loss in other income (expense), net in the consolidated statements of operations and comprehensive loss on a one quarter lag when the most recent financial information of the investee becomes available. The Company periodically reviews investments accounted for under the equity method for impairment. Investments in other entities not accounted for under the equity method of accounting, including options to purchase these entities, are accounted for at cost less impairment, if applicable. Additionally, the value of these investments may be adjusted to fair value resulting from observable transactions for identical or similar investments.
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
As of December 31, 2021, the option was reflected within prepaid expenses and other current assets in the consolidated balance sheets. The Company applied the measurement alternative to measure the option at cost, less any impairment. During the year ended December 31, 2022, the Company recorded an impairment of $11.6 million related to the option based on the Company’s decision not to exercise the option.
During the year ended December 31, 2022, the Company sold its equity method investment in a private company. The carrying amount of this investment was $7.8 million as of the date of sale and the purchase price was $25.7 million. As a result, the Company recorded a gain of $17.9 million in the year ended December 31, 2022 in Other income (expense), net on the Consolidated Statement of Operations.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and do not earn interest. The Company estimates an allowance for accounts receivable based on its assessment of the collectability of accounts by considering its historical accounts receivable collection experience for each customer, the age of each outstanding invoice and an evaluation of current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectability on an individual basis when it identifies specific customers with collectability issues and by reviewing accounts receivable on an aggregated basis where similar characteristics exist. As of December 31, 2022 and 2021, the allowance for accounts receivable was $0.3 million and $0.2 million, respectively.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Settlements Receivable
Settlements receivable represent Interchange Fees earned on customers’ card transactions, net of pass through Card Network fees, and are due from Issuing Banks. Interchange Fees are typically received within one or two business days of the transaction date and are due from well-established Issuing Banks with no historical collections issue, mitigating the associated risk of collection. No allowance has been established. The Company does not generate revenue from Issuing Banks.
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
The Company evaluates the carrying value of property and equipment on an annual basis, or more frequently whenever circumstances indicate a long-lived asset may be impaired. When indicators of impairment exist, the Company estimates the future undiscounted cash flows attributable to such assets. In the event cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value. During the years ended December 31, 2022 and 2021, the Company did not recognize any material impairment of long-lived assets.
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
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2022, 2021 and 2020, were $2.2 million, $1.7 million and $1.4 million, respectively.
Research and Development Costs
Research and development costs, which consist primarily of salaries, employees' benefits, share-based compensation, third-party hosting fees and software licenses were $108.3 million, $84.1 million, and $34.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Research and development costs are expensed as incurred and are included in compensation and benefits, and technology expenses in the consolidated statements of operations and comprehensive loss.
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
RSUs granted on or after April 1, 2021, vest upon the satisfaction of a service condition. In general, the service condition for these awards is satisfied over four years and the grant date fair value of these RSUs will be recorded as share-based compensation expense over the service period.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Executive Chairman Long-Term Performance Award
In April and May 2021, the Company’s board of directors granted the Company’s Executive Chairman and then-Chief Executive Officer equity incentive awards in the form of performance-based stock options, or collectively, the Executive Chairman Long-Term Performance Award, formerly known as the CEO Long-Term Performance Award. The Executive Chairman Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price hurdles over a seven year performance period following the expiration of the lock-up period associated with the IPO. The stock price hurdle will be achieved if the average closing price of a share of the Company’s Class A common stock during any 90 consecutive trading day period during the performance period equals or exceeds the requisite stock price hurdle for the performance period. The grant date fair value of the Executive Chairman Long-Term Performance Award was estimated using a Monte Carlo simulation model that incorporated multiple stock price paths and probabilities that the Company stock price hurdles are met. The Company records the resulting expense in the consolidated statements of operations and comprehensive loss over the derived service period of each of the seven separate tranches using the accelerated attribution method.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Recently Adopted Accounting Pronouncements
The JOBS Act allowed “emerging growth companies” to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Before December 31, 2021, the Company met the definition of an “emerging growth company” and has elected to use this extended transition period under the JOBS Act. The adoption date discussed below reflects this election.
In June 2016, the FASB issued ASU No. 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with the current expected credit loss, or CECL, model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The CECL model requires a company to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this new guidance as of December 31, 2022 upon the loss of “emerging growth company” status, with an effective date of January 1, 2022, using a modified retrospective approach. The adoption did not have a material impact on the balances reported in the Company’s consolidated financial statements.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Year Ended December 31,
	2022	2021	2020
Platform services revenue, net	$725,629	$502,296	$283,305
Other services revenue	22,577	14,879	6,987
Total net revenue	$748,206	$517,175	$290,292
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	December 31, 2022	December 31, 2021
Contract assets - current	Prepaid expenses and other current assets	$621	$950
Contract assets - non-current	Other assets	1,323	927
Total contract assets		$1,944	$1,877
Deferred revenue - current	Accrued expenses and other current liabilities	$17,048	$19,060
Deferred revenue - non-current	Other liabilities	4,202	6,107
Total deferred revenue		$21,250	$25,167
Contract assets relate to the Company’s conditional right to consideration for the Company’s completed performance under the contract. Deferred revenue relates to payments received in advance of performance under the contract.
Net revenue recognized during the years ended December 31, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was $13.8 million and $4.1 million, respectively.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term.
As of December 31, 2021, $4.2 million of the deferred revenue balance represent a material right for discounted revenue share rates provided to a customer as part of a contractual renewal option. As of December 31, 2022, the Company did not have a material right included in its deferred revenue balance.

4.    Marketable Securities
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. treasury securities	$384,951	$—	$(6,949)	$378,002
U.S. agency securities	29,012	47	—	29,059
Commercial paper	28,815	—	—	28,815
Corporate debt securities	5,049	—	(67)	4,982
Total marketable securities	$447,827	$47	$(7,016)	$440,858

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. treasury securities	$420,392	$—	$(2,107)	$418,285
Commercial paper	13,878	—	—	13,878
Asset-backed securities	2,003	—	(1)	2,002
Corporate debt securities	18,731	3	(24)	18,710
Total marketable securities	$455,004	$3	$(2,132)	$452,875
The Company had thirteen and nineteen separate marketable securities in unrealized loss positions as of December 31, 2022 and 2021, respectively. The Company does not intend to sell any marketable securities that have an unrealized losses at December 31, 2022 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.
There were no material realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2022. For marketable securities that have unrealized losses, the Company evaluated whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its marketable securities, there were no material credit or non-credit related impairments as of December 31, 2022.
The Company did not identify any marketable securities that were other-than-temporarily impaired as of December 31, 2021.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table summarizes the stated maturities of the Company’s marketable securities:

	December 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due within one year	$447,827	$440,858	$64,914	$64,879
Due after one year through two years	—	—	390,090	387,996
Total	$447,827	$440,858	$455,004	$452,875

5.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$462,459	$—	$—	$462,459
Marketable securities
U.S. treasury securities	378,002	—	—	378,002
U.S. agency securities	—	29,059	—	29,059
Commercial paper	—	28,815	—	28,815
Corporate debt securities	—	4,982	—	4,982
Total assets	$840,461	$62,856	$—	$903,317

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$1,213,543	$—	$—	$1,213,543
Marketable securities
U.S. treasury securities	418,284	—	—	418,284
Commercial paper	—	13,878	—	13,878
Asset-backed securities	—	2,002	—	2,002
Corporate debt securities	—	18,711	—	18,711
Total assets	$1,631,827	$34,591	$—	$1,666,418
The Company classifies money market funds, commercial paper, U.S. treasury securities, U.S. agency securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
Immediately prior to the completion of the IPO in June 2021, the outstanding redeemable convertible preferred stock warrants were converted to Class B common stock warrants and the fair value of the liability as of that date was reclassified into the Company’s Class B common stock and additional paid-in capital.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The fair value of the redeemable convertible preferred stock warrant liabilities was estimated using the following assumptions:

June 9, 2021
Dividend yield	0.00%
Expected volatility	49.93%
Expected term (in years)	2.34
Risk-free interest rate	0.31%
Fair value of Series B redeemable convertible preferred stock	$27.00
The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liabilities:

December 31, 2021
Balance, beginning of the period	$2,517
Remeasurement of redeemable convertible preferred stock warrant liabilities	2,921
Reclassification of redeemable convertible preferred stock warrant liabilities to common stock and additional paid-in capital upon initial public offering	(5,438)
Balance, end of the period	$—
There were no transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2022 and 2021.
6. Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2022	December 31, 2021
Prepaid expenses	$9,082	$6,492
Inventory	5,150	3,940
Prepaid hosting and data costs	6,443	2,455
Accrued interest receivable	3,983	392
Prepaid insurance	3,729	3,546
Card program deposits	2,128	2,167
Contract assets	621	950
Other financial instruments	—	11,616
Other current assets	6,871	4,059
Prepaid expenses and other current assets	$38,007	$35,617

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Property and Equipment, net
Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Leasehold improvements	$8,110	8,110
Computer equipment	9,115	8,581
Furniture and fixtures	2,542	2,459
Internally developed and purchased software	3,082	2,954
	22,849	22,104
Accumulated depreciation and amortization	(15,409)	(12,417)
Property and equipment, net	$7,440	$9,687
Depreciation and amortization expense was $3.9 million, $3.5 million and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company did not capitalize any internal-use software costs during the year ended December 31, 2022, because development costs meeting capitalization criteria were not material during the respective periods. The Company capitalized $1.6 million as internal-use software costs during the year ended December 31, 2021.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Accrued costs of revenue	$57,191	$41,339
Accrued compensation and benefits	41,268	32,954
Deferred revenue	17,048	19,060
Accrued tax liabilities	4,978	3,240
Accrued professional services	4,784	2,454
Operating lease liabilities, current portion	3,394	3,021
Reserve for contract contingencies and processing errors	2,494	3,386
Other accrued liabilities	5,730	8,642
Accrued expenses and other current liabilities	$136,887	$114,096
Other Liabilities
Other liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Deferred revenue, net of current portion	$4,202	$6,107
Other long-term liabilities	1,275	450
Other liabilities	$5,477	$6,557

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

7.    Commitments and Contingencies
Operating Leases
The Company's operating lease costs are as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$3,372	$3,424	$3,514
Variable lease cost	439	212	534
Short-term lease cost	435	358	271
Total lease cost	$4,246	$3,994	$4,319
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining operating lease term (in years)	3.1	4.1
Weighted average discount rate	7.7%	7.7%
Maturities of operating lease liabilities by year are as follows as of December 31, 2022:

2023	4,239
2024	4,472
2025	4,599
2026	780
Total lease payments	$14,090
Less imputed interest	(1,662)
Total operating lease liabilities	$12,428
Supplemental cash flow information related to the Company's operating leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for operating lease liabilities	$4,112	$4,081	$3,192
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$192
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Purchase Obligations
As of December 31, 2022, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $221.7 million, payable over the next 5 years. These purchase obligations include $212.6 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of compensation that an employee contributes. The matching contribution vests after one year of service. During the years ended December 31, 2022, 2021 and 2020, the Company contributed a total of $5.8 million, $3.1 million and $1.9 million to its defined contribution plans, respectively.
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of December 31, 2022 and 2021, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
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
The following table presents the share-based compensation expense recognized in the periods presented:

	Year Ended December 31,
	2022	2021	2020
Restricted stock units	$76,094	$59,652	$—
Stock options	28,816	31,231	10,895
Executive Chairman Long-Term Performance Award	53,214	38,189	—
Employee Stock Purchase Plan	2,619	1,946	—
Secondary sales of common stock	—	11,642	17,316
Total	$160,743	$142,660	$28,211
Restricted Stock Units
On June 8, 2021, the Company completed its IPO and the liquidity condition for the RSUs granted prior to April 1, 2021 was satisfied and the Company recognized a cumulative $23.1 million of share-based compensation expense associated with RSUs that had service-vested as of the IPO completion date. Subsequent to the IPO, the unamortized grant date fair value of these RSUs is recorded as share-based compensation expense over the remaining service period.
RSUs granted on or after April 1, 2021, vest upon the satisfaction of a service condition. The service condition for these awards is generally satisfied over four years.
A summary of the Company's RSUs activity under the Plans was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2020	4,430,336	$4.93
Granted	8,409,821	22.20
Vested	(2,641,196)	10.12
Canceled and forfeited	(1,197,012)	14.23
Balance as of December 31, 2021	9,001,949	$18.30
Granted	36,159,090	8.91
Vested	(4,883,296)	13.99
Canceled and forfeited	(6,131,197)	14.07
Balance as of December 31, 2022	34,146,546	$9.74
During the year ended December 31, 2022, share-based compensation expense recognized for RSUs was $76.1 million. As of December 31, 2022, unrecognized compensation costs related to unvested RSUs was $296.0 million. These costs are expected to be recognized over a weighted-average period of 3.3 years.

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
A summary of the Company's stock option activity under the Plans was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance as of January 1, 2020(2)	25,159,411	$0.92	8.74	$46,594
Granted	6,404,800	2.31
Exercised	(6,084,183)	0.53
Canceled and forfeited	(2,058,654)	1.50
Balance as of December 31, 2020(2)	23,421,374	$1.35	8.33	$248,002
Granted	29,113,555	20.07
Exercised	(4,277,344)	1.18
Canceled and forfeited	(4,072,097)	5.58
Balance as of December 31, 2021(2)	44,185,488	$13.31	8.46	$279,242
Granted	4,182,522	10.16
Exercised	(7,785,748)	1.20
Canceled and forfeited	(4,425,817)	6.60
Balance as of December 31, 2022(2)	36,156,445	$16.37	7.67	$29,101
Vested as of December 31, 2022	7,389,512	$6.57	4.98	$24,410
(1) Intrinsic value based is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options and these balances include all exercisable stock options regardless of vesting status.
The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021, and 2020, was $5.89, $12.10, and $1.81, per share, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020, was $61.6 million, $83.0 million, and $32.8 million, respectively.
The total grant-date fair value of options vested during the years ended December 31, 2022, 2021, and 2020, was $40.0 million, $17.6 million, and 10.7 million, respectively.
As of December 31, 2022, aggregate unrecognized compensation costs related to unvested outstanding stock options, excluding the Executive Chairman Long-Term Performance Award, was $58.6 million. These costs are expected to be recognized over a weighted-average period of 2.4 years.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The fair values of stock options granted were estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	61.52%	52.36%	48.11%
Expected term (in years)	6.08	6.14	6.02
Risk-free interest rate	2.32%	1.00%	0.54%
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
Executive Chairman Long-Term Performance Award
In April and May 2021, the Company’s board of directors granted the Company’s Executive Chairman and then-Chief Executive Officer equity incentive awards in the form of performance-based stock options covering 19,740,923 and 47,267 shares of our Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively, or collectively, the Executive Chairman Long-Term Performance Award, formerly known as the CEO Long-Term Performance Award. The Executive Chairman Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price hurdles over a seven year performance period following the expiration of the lock-up period associated with the IPO. The stock price hurdle will be achieved if the average closing price of a share of our Class A common stock during any 90 consecutive trading day period during the performance period equals or exceeds the Company stock price hurdle set forth in the table below.
The Executive Chairman Long-Term Performance Award is divided into seven equal tranches which vest upon the achievement of the following Company stock price hurdles:

Tranche	Company Stock Price Hurdle	Number of Options Eligible to Vest
1	$67.50	2,826,884
2	$78.98	2,826,884
3	$92.40	2,826,884
4	$108.11	2,826,884
5	$126.49	2,826,884
6	$147.99	2,826,884
7	$173.15	2,826,884
Total		19,788,188
The grant date fair value of the Executive Chairman Long-Term Performance Award was estimated using a Monte Carlo simulation model that incorporated multiple stock price paths and probabilities that the Company stock price hurdles are met. The weighted-average grant date fair value of the seven tranches of the Executive Chairman Long-Term Performance Award was estimated to be $10.53 per option share.
As of December 31, 2022, the aggregate unrecognized compensation cost of the Executive Chairman Long-Term Performance Award was $117.0 million, which is expected to be recognized over the remaining derived service period of 3.1 years.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Secondary Sales of Common Stock
Prior to the completion of the IPO, certain economic interest holders acquired outstanding common stock from current or former employees for a purchase price greater than the Company's estimated fair value at the time of the transactions. During the years ended 2021 and 2020, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $11.6 million and $17.3 million, respectively.
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
As of December 31, 2022 and 2021, 695,637 and 300,504 warrants were vested, respectively. The Company recorded $7.3 million and $5.0 million as a reduction of net revenue related to these warrants during the years ended December 31, 2022 and 2021, respectively. Upon vesting, the fair value of the vested warrants are recorded into the Company’s additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the customer over the term of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.
The fair values of the warrants were estimated using the Black-Scholes option pricing model and the following assumptions as of the grant date of each warrant:

	March 31, 2021	September 30, 2020
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Contract term (in years)	4.0	5.0
Risk-free interest rate	0.6%	0.3%

Share Repurchase Program
On September 14, 2022, the Company’s Board of Directors authorized a share repurchase program of up to $100 million of the Company’s Class A common stock beginning September 15, 2022. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The share repurchase program has no set expiration date. During the year ended December 31, 2022, the Company repurchased and subsequently retired 11.7 million shares for $79.2 million under the repurchase program, for an average price of $6.77. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on the Company’s consolidated balance sheets. As of December 31, 2022, $20.8 million remained available for future share repurchases under this repurchase program.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

10.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator
Net loss attributable to Class A and Class B common stockholders	$(184,780)	$(163,929)	$(47,695)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	545,397,254	362,756,466	122,932,556
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.34)	$(0.45)	$(0.39)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the years ended December 31, 2022, 2021 and 2020.
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
Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of December 31,
	2022	2021	2020
Redeemable convertible preferred stock, all series	—	—	351,844,340
Warrants to purchase redeemable convertible preferred stock	—	—	203,610
Warrants to purchase Class B common stock	1,900,000	1,900,000	1,419,528
Stock options outstanding, including early exercise of options	36,156,445	45,307,479	23,421,374
Unvested RSUs outstanding	34,146,546	9,001,949	4,430,336
Shares committed under the ESPP	408,831	211,118	—
Stock options and RSUs available for future grants	60,892,581	61,893,427	7,683,069
Total	133,504,403	118,313,973	389,002,257

In addition, the Company committed up to 280,000 common stock shares for future issuance, or the equivalent in cash, to fund and support the Company’s social impact initiatives over the next seven years.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

11.    Income Tax
The components of loss before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2022	2021	2020
United States	$(185,612)	$(165,160)	$(47,911)
Foreign	730	591	303
Loss before income taxes	$(184,882)	$(164,569)	$(47,608)
The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	353	38	18
Foreign	18	—	147
	371	38	165
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(473)	(678)	(78)
	(473)	(678)	(78)
Total:
Federal	—	—	—
State	353	38	18
Foreign	(455)	(678)	69
Income tax expense (benefit)	$(102)	$(640)	$87
The reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Taxes at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	4.6%	4.0%	4.4%
Share-based compensation	3.9%	4.5%	(8.5)%
Section 162(m) limitation	(13.8)%	(8.3)%	—%
Other	1.4%	(0.3)%	(0.1)%
Change in valuation allowance	(17.0)%	(20.5)%	(17.0)%
Effective tax rate	0.1%	0.4%	(0.2)%

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Deferred tax assets and liabilities consist of the following:

	December 31
	2022	2021
Deferred tax assets:
Federal and state net operating losses	$33,497	$41,418
Research and development credits	77	77
Property and equipment	205	(47)
Accruals and other	20,884	16,173
Share-based compensation	14,490	7,124
R&D capitalization expenditures	23,404	—
Reserve for contract contingencies and processing errors	614	818
Deferred revenue	6,011	3,132
Lease liability	3,061	3,730
Total deferred tax assets	102,243	72,425
Less valuation allowance	(98,816)	(68,847)
Total deferred tax assets, net of valuation allowance	3,427	3,578
Deferred tax liabilities:
Right-of-use asset	(2,220)	(2,728)
Total deferred tax liabilities	(2,220)	(2,728)
Net deferred tax assets	$1,207	$850
In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that it is more likely than not that its U.S. deferred tax assets will not be utilized and has recorded a full valuation allowance against its net deferred tax assets in the U.S. jurisdiction. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses and expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2022 and 2021 included historical and projected future operating losses. As a result, the Company concluded that an additional valuation allowance of $30.0 million and $32.4 million was required to reflect the change in its deferred tax assets prior to valuation allowance during 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company considered it more likely than not that substantially all of its deferred tax assets would not be realized.
The Tax Cuts and Jobs Act of 2017 (TCJA) requires taxpayers to capitalize and amortize research and development (R&D) expenditures under Section 174 for tax years beginning after December 31, 2021.  This became effective for the Company during the year ending December 31, 2022, and resulted in the capitalization of R&D costs of $23.4 million. The Company will amortize these costs for tax purposes over 5 years for R&D performed in the US and over 15 years for R&D performed outside of the US.
As of December 31, 2022, the Company had net operating loss carryforwards of approximately $130.0 million and $85.3 million for federal and state tax purposes, respectively. Of the Company's federal net operating loss carryforwards as of December 31, 2022, $121.5 million can be carried forward indefinitely but is limited to 80% of taxable income. If not utilized, the federal and state net operating carryforwards will begin to expire in 2036 and 2025, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $0.2 million for federal income tax purposes. If not utilized, the federal research and development tax credit carryforwards will begin to expire in 2031. The California state research credit can be carried forward indefinitely.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Under Section 382 of the Internal Revenue Code of 1986, as amended , the Company's ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company has experienced an ownership change. As of December 31, 2022, the Company has concluded that it has experienced ownership changes since inception and that its utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization.
The Company files federal and various state tax returns in the U.S., as well as tax returns in the U.K and Australia. Due to tax attribute carryforward still being utilized, the Company's federal and state returns remain open for examination since inception.
The Company made an accounting policy election to provide for the Global Intangible Low-Taxed Income (GILTI) tax expense in the year the tax is incurred as a period cost. The Company elected and applied the tax law ordering approach when considering GILTI as part of its valuation allowance.
The Company did not have any material unrecognized tax benefits in 2022, 2021, and 2020.
The Company did not incur any interest expenses or penalties or have outstanding liabilities on the balance sheets associated with unrecognized tax benefits for the year ended December 31, 2022. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.
12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and unbilled customers' receivable, or collectively, customers' receivables, and settlements receivable. Cash on deposit with financial institutions may, at times, exceed federally insured limits. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists. Cash and cash equivalents as of December 31, 2022 and December 31, 2021 included $0.5 billion and $1.2 billion, respectively, of investments in three money market mutual funds which invest primarily in U.S. treasury securities and U.S. agency securities.
As of December 31, 2022, marketable securities were $440.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of this total balance, except for U.S. Treasuries and U.S. Agency Securities, which amounted to $407.1 million, or 92% of the marketable securities. All debt securities within the Company's marketable securities portfolio are investment grade.
As of December 31, 2021, marketable securities were $452.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $418.3 million, or 92% of the marketable securities.
A significant portion of the Company's payment transactions is settled through one Issuing Bank, Sutton Bank. For the years ended December 31, 2022, 2021 and 2020, 82%, 90% and 96% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank, respectively.
For each significant customer, net revenue as a percentage of total net revenue and customers' receivables as a percentage of total customers' receivables are as follows:

	Percent of Net Revenue for the Year Ended December 31,
	2022	2021	2020
Customer A	71%	69%	70%

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Percent of Customers' Receivables as of December 31,
	2022	2021
Customer B	18%	*
Customer C	*	20%
Customer D	*	13%
* Less than 10%
13.    Related Party Transactions
The Company may enter into transactions with related parties.
The Company had an equity method investment in a private company, which was a related party up until the investment was sold in October 2022. During the years ended December 31, 2022 and 2021, the Company earned net revenue of $2.7 million and $2.8 million from the private company, respectively. The Company had $4.1 million in revenue share payable to this private company as of December 31, 2021.
Prior to the completion of the IPO, DFS Services LLC, a holder of more than 5% of the Company's outstanding capital stock, was a related party. During the years ended December 31, 2021 and 2020, the Company incurred $30.4 million and $14.4 million in Card Network fees, net, recorded within costs of revenue, to PULSE Network LLC, an entity affiliated with DFS Services LLC.

14.    Subsequent Event
On February 3, 2023, the Company acquired Power Finance Inc. (Power Finance) for a purchase price of $221.9 million in cash, approximately one-third of which is payable over a two-year period subject to certain conditions. The purchase price does not include potential future earn-out amounts tied to additional performance-based goals to be achieved within the next 12 months with a maximum payout of up to $53.1 million. Power Finance’s cloud-native platform offers credit card program management services for companies creating new credit card programs. This acquisition is expected to allow the Company’s customers to launch a wide range of credit products and constructs.
The Company is currently finalizing the accounting for this transaction and expects to complete the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2023.

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2022.

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
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256154	3.2	May 24, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256154	3.4	May 24, 2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256154	4.1	May 14, 2021
4.2	Amended and Restated Investors Rights Agreement, dated May 27, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-256154	4.2	May 14, 2021
4.3	Warrant to Purchase Stock issued to Comerica Ventures Incorporated by the Registrant, dated October 11, 2013.	S-1	333-256154	4.3	May 14, 2021
4.4	Warrant to Purchase Stock issued to Comerica Ventures Incorporated by the Registrant, dated October 11, 2013.	S-1	333-256154	4.4	May 14, 2021
4.5†	Warrant to Purchase Common Stock issued to Uber Technologies, Inc. by the Registrant, dated September 15, 2020, as amended on January 7, 2021.	S-1/A	333-256154	4.7	May 24, 2021
4.6†	Warrant to Purchase Common Stock issued to Square, Inc. by the Registrant, dated March 13, 2021.	S-1	333-256154	4.8	May 14, 2021
4.7†	Warrant to Purchase Common Stock issued to Ramp Business Corporation by the Registrant, dated March 31, 2021.	S-1/A	333-256154	4.9	May 24, 2021
4.8	Description of the Registrant’s Securities.	10-K	001-40465	4.8	March 11, 2022
10.1#*	Form of Amended and Restated Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.2#	Amended and Restated 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256154	10.2	May 14, 2021
10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-256154	10.3	June 1, 2021
10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256154	10.4	June 1, 2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256154	10.5	May 24, 2021
10.6#	Executive Severance Plan.	S-1/A	333-256154	10.6	May 24, 2021
10.7#*	Amended Non-Employee Director Compensation Policy.
10.8#	Form of Director Offer Letter.	S-1	333-256154	10.12	May 14, 2021
10.9#*	Offer Letters between the Registrant and Simon Khalaf dated May 25, 2022 and January 26, 2023.
10.10#	Offer Letter between the Registrant and Jason Gardner dated June 6, 2011.	S-1	333-256154	10.8	May 14, 2021
10.11#	Offer Letter between the Registrant and Mike Milotich dated February 3, 2022.	10-K	001-40465	10.16	March 11, 2022

10.12#*	Offer Letter between the Registrant and Randy Kern dated May 20, 2021.
10.13#*	Offer Letter between the Registrant and Philip (Tripp) Faix dated May 27, 2018.
10.14#	Separation and Release Agreement between the Registrant and Philip (Tripp) Faix dated March 14, 2022.	10-Q	001-40465	10.1	May 11, 2022
10.15	Lease Agreement by and between the Registrant and MACH II 180 LLC, dated on or about March 1, 2016, as amended on November 8, 2017 and March 14, 2019.	S-1	333-256154	10.13	May 14, 2021
10.16†	Master Services Agreement by and between the Registrant and Square, Inc., dated April 19, 2016, as amended on September 1, 2016, October 18, 2016, December 24, 2016, June 30, 2017, August 2, 2017, October 1, 2017, April 1, 2018, June 6, 2019, September 20, 2019, February 7, 2020, November 18, 2020, November 18, 2020, March 13, 2021, May 21, 2021, and January 27, 2022.	10-K	001-40465	10.20	March 11, 2022
10.17†	Amended and Restated Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated April 1, 2016, as amended on December 31, 2017, September 1, 2018, August 1, 2020, and July 1, 2021.	10-K	001-40465	10.21	March 11, 2022
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (incorporate by reference to the signature page to this Annual Report on Form 10-K)
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: February 28, 2023	By:	/s/ Simon Khalaf
	Name:	Simon Khalaf
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2023	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Simon Khalaf, Michael Milotich, and Crystal Sumner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Simon Khalaf	Chief Executive Officer and Director	February 28, 2023
Simon Khalaf	(Principal Executive Officer)

/s/ Michael (Mike) Milotich	Chief Financial Officer	February 28, 2023
Michael (Mike) Milotich	(Principal Financial and Accounting Officer)

/s/ Jason Gardner	Director	February 28, 2023
Jason Gardner

/s/ Martha Cummings	Director	February 28, 2023
Martha Cummings

/s/ Gerri Elliott	Director	February 28, 2023
Gerri Elliott

/s/ Helen Riley	Director	February 28, 2023
Helen Riley

/s/ Arnon Dinur	Director	February 28, 2023
Arnon Dinur

/s/ Judson Linville	Director	February 28, 2023
Judson Linville

/s/ Kiran Prasad	Director	February 28, 2023
Kiran Prasad

/s/ Godfrey Sullivan	Director	February 28, 2023
Godfrey Sullivan