Form 10-Q
period 2023-03-31
Marqeta, Inc.
filed 2023-05-09
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, there were 485,797,546 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 54,829,777 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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
•the impact of increasing geopolitical uncertainty, ongoing instability in the financial services and banking sectors, rising inflation, and increased labor market competition;
•our ability to develop and protect our brand;
•our ability to comply with laws and regulations;
•our ability to successfully defend litigation brought against us;
•our ability to attract and retain qualified employees and key personnel;
•our ability to recognize efficiencies from the restructuring plan announced in May 2023;
•our ability to repurchase shares under our share repurchase program and receive expected financial benefits;
•our ability to maintain effective disclosure controls and internal controls over financial reporting, including our ability to remediate our material weakness in our internal control over financial reporting; and
•the increased expenses associated with being a public company.

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

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,050,414	$1,183,846
Restricted cash	7,800	7,800
Marketable securities	408,675	440,858
Accounts receivable, net	13,939	15,569
Settlements receivable, net	11,260	18,028
Network incentives receivable	59,363	42,661
Prepaid expenses and other current assets	33,560	38,007
Total current assets	1,585,011	1,746,769
Property and equipment, net	10,662	7,440
Operating lease right-of-use assets, net	8,408	9,015
Goodwill	123,446	—
Other assets	46,656	7,122
Total assets	$1,774,183	$1,770,346
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,981	$3,798
Revenue share payable	146,868	142,194
Accrued expenses and other current liabilities	176,459	136,887
Total current liabilities	326,308	282,879
Operating lease liabilities, net of current portion	8,096	9,034
Other liabilities	6,129	5,477
Total liabilities	340,533	297,390
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and 1,500,000,000 Class A shares authorized, 485,602,152 and 486,530,334 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. 600,000,000 and 600,000,000 Class B shares authorized, 54,829,468 and 54,833,765 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	53	53
Additional paid-in capital	2,107,814	2,082,373
Accumulated other comprehensive loss	(3,183)	(7,237)
Accumulated deficit	(671,034)	(602,233)
Total stockholders’ equity	1,433,650	1,472,956
Total liabilities and stockholders’ equity	$1,774,183	$1,770,346
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$217,343	$166,102
Costs of revenue	128,179	91,376
Gross profit	89,164	74,726
Operating expenses:
Compensation and benefits	147,759	100,348
Technology	14,590	11,384
Professional services	5,437	4,770
Occupancy	1,154	1,115
Depreciation and amortization	1,980	979
Marketing and advertising	441	559
Other operating expenses	5,236	4,843
Total operating expenses	176,597	123,998
Loss from operations	(87,433)	(49,272)
Other income (expense), net	11,672	(11,677)
Loss before income tax expense	(75,761)	(60,949)
Income tax expense (benefit)	(6,960)	(351)
Net loss	$(68,801)	$(60,598)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	19	(19)
Net change in unrealized gain (loss) on marketable securities	4,035	(5,867)
Net other comprehensive income (loss)	4,054	(5,886)
Comprehensive loss	$(64,747)	$(66,484)

Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	539,744,130	542,565,992
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	541,364,099	$53	$2,082,373	$(7,237)	$(602,233)	$1,472,956
Issuance of common stock upon exercise of options	803,333	—	1,051	—	—	1,051
Issuance of common stock upon net settlement of restricted stock units	1,469,996	—	(3,746)	—	—	(3,746)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	47,027	—	—	47,027
Repurchase and retirement of common stock, including excise tax	(3,205,808)	—	(20,993)		—	(20,993)
Change in accumulated other comprehensive income (loss)	—	—	—	4,054	—	4,054
Net loss	—	—	—	—	(68,801)	(68,801)
Balance as of March 31, 2023	540,431,620	$53	$2,107,814	$(3,183)	$(671,034)	$1,433,650

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	541,383,518	$54	$1,993,055	$(2,230)	$(417,453)	$1,573,426
Issuance of common stock upon exercise of options	1,604,022	—	2,285	—	—	2,285
Repurchase of early exercised stock options	(22,751)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	642,827	—	(4,702)	—	—	(4,702)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	37,005	—	—	37,005
Change in accumulated other comprehensive income (loss)	—	—	—	(5,886)	—	(5,886)
Net loss	—	—	—	—	(60,598)	(60,598)
Balance as of March 31, 2022	543,607,616	$54	$2,029,745	$(8,116)	$(478,051)	$1,543,632
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(68,801)	$(60,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,980	979
Share-based compensation expense	45,999	37,005
Non-cash postcombination compensation expense	32,430	—
Non-cash operating leases expense	607	548
Amortization of premium (accretion of discount) on marketable securities	(975)	184
Impairment of other financial instruments	—	11,616
Other	209	282
Changes in operating assets and liabilities:
Accounts receivable	1,554	4,223
Settlements receivable	6,768	2,173
Network incentives receivable	(16,702)	(15,322)
Prepaid expenses and other assets	7,203	(21,256)
Accounts payable	224	(801)
Revenue share payable	4,674	8,866
Accrued expenses and other liabilities	(24,907)	(13,937)
Operating lease liabilities	(809)	(721)
Net cash used in operating activities	(10,546)	(46,759)
Cash flows from investing activities:
Purchases of property and equipment	(577)	(612)
Capitalization of internal-use software	(3,032)	—
Business combination, net of cash acquired	(131,914)	—
Purchases of marketable securities	(70,807)	(10,022)
Maturities of marketable securities	108,000	9,800
Net cash used in investing activities	(98,330)	(834)
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	1,016	1,971
Taxes paid related to net share settlement of restricted stock units	(3,746)	(4,702)
Repurchase of common stock	(21,826)	—
Net cash used in financing activities	(24,556)	(2,731)
Net decrease in cash, cash equivalents, and restricted cash	(133,432)	(50,324)
Cash, cash equivalents, and restricted cash- Beginning of period	1,191,646	1,255,381
Cash, cash equivalents, and restricted cash - End of period	$1,058,214	$1,205,057
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,050,414	$1,197,257
Restricted cash	7,800	7,800
Total cash, cash equivalents, and restricted cash	$1,058,214	$1,205,057
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$77	$9
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$134	$997
Share-based compensation capitalized to internal-use software	$1,028	$—
Repurchase of common stock, including excise tax, accrued and not yet paid	$232	$—
See accompanying notes to condensed consolidated financial statements.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)

1.    Business Overview and Basis of Presentation
Marqeta, Inc., or the Company, creates digital payment technology for innovation leaders. The Company's modern card issuing platform places control over payment transactions into the hands of its customers enabling them to develop modern, state-of-the-art product experiences.
The Company provides all of its customers with issuer processor services and for most of its customers it also acts as a card program manager. The Company primarily earns revenue from processing card transactions for its customers.
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States, United Kingdom, and Australia and a legal entity in Brazil, Canada, and Singapore as of March 31, 2023.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, for interim reporting. Certain information and note disclosures included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2022 has been derived from our audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 28, 2023. The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.
Use of Estimates
The preparation of the financial statements requires management to make estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions include, but are not limited to, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the estimation of contingent liabilities, the estimation of variable consideration in contracts with customers, and the reserve for contract contingencies and processing errors. Actual results could differ materially from these estimates.
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the three months ended March 31, 2023, the Company incurred a net loss of $68.8 million and had an accumulated deficit of $671.0 million as of March 31, 2023. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies and developing the existing platform infrastructure. The Company believes that its cash and cash equivalents of $1.1 billion and marketable securities of $408.7 million as of March 31, 2023 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies during the three months ended March 31, 2023, except for the addition of new policies relating to business combinations, goodwill and acquisition-related intangible assets as described below.
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources, and evaluating the Company's financial performance.
For the three months ended March 31, 2023 and 2022, revenue outside of the United States, based on the billing address of the customer, was not material. As of March 31, 2023 and December 31, 2022, long-lived assets located outside of the United States were not material.
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
Capitalized Internal-use Software Development Costs
The Company capitalizes certain costs incurred in developing internal-use software when capitalization requirements have been met. Internal and external costs incurred in the preliminary project stage of internal-use software development are expensed as incurred. Once the software development process reaches the application development stage, qualifying internal costs including compensation and benefits costs of employees who are directly associated with and devote time to the software project as well as external direct costs are capitalized. Capitalization of costs ends when the developed software is substantially complete and ready for its intended internal use, which is typically upon completion of all substantial testing. Capitalized internal-use software development costs are included in property and equipment, net, and then amortized on a straight-line basis over the estimated useful life of the software. The amortization of these costs is recorded within depreciation and amortization expense on the condensed consolidated statements of operations and comprehensive loss.
Business Combinations
The Company allocates the purchase consideration for acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations and comprehensive loss. Acquisition-related expenses and postcombination integration and employee compensation costs are recognized separately from the business combination and are expensed as incurred.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Goodwill and Acquisition-related Intangible Assets
Goodwill amounts are not amortized. Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis. Goodwill and acquisition-related intangible assets are tested for impairment at least annually, and more frequently upon the occurrence of certain events.
Deferred Contract Costs
Deferred contract costs mainly consist of sales commissions and related fringe benefits that are incremental costs of obtaining contracts with customers. The Company amortizes the costs incurred on initial contracts on a straight-line basis over an estimated period of benefit determined to be approximately four years. The period of benefit is determined based on a review of customer contract terms and churn rates. The Company exercises the practical expedient to expense commissions on arrangements in which the amortization period is expected to be one year or less. Deferred contract costs that will be recognized during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other assets. The amortization of these costs is recorded within compensation and benefits expenses on the condensed consolidated statements of operations and comprehensive loss.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended March 31,
	2023	2022
Platform services revenue, net	$210,333	$160,999
Other services revenue	7,010	5,103
Total net revenue	$217,343	$166,102
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	March 31, 2023	December 31, 2022
Contract assets - current	Prepaid expenses and other current assets	$134	$621
Contract assets - non-current	Other assets	1,968	1,323
Total contract assets		$2,102	$1,944
Deferred revenue - current	Accrued expenses and other current liabilities	$13,872	$17,048
Deferred revenue - non-current	Other liabilities	5,028	4,202
Total deferred revenue		$18,900	$21,250
Net revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $4.6 million and $4.5 million, respectively.
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
4.    Marketable Securities
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. treasury securities	$323,394	$93	$(3,031)	$320,456
U.S. agency securities	54,097	45	(1)	54,141
Commercial paper	26,135	—	—	26,135
Corporate debt securities	7,983	4	(44)	7,943
Total marketable securities	$411,609	$142	$(3,076)	$408,675

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
U.S. treasury securities	$384,951	$—	$(6,949)	$378,002
U.S. agency securities	29,012	47	—	29,059
Commercial paper	28,815	—	—	28,815
Corporate debt securities	5,049	—	(67)	4,982
Total marketable securities	$447,827	$47	$(7,016)	$440,858
The Company had eleven and thirteen separate marketable securities in unrealized loss positions as of March 31, 2023 and December 31, 2022, respectively. The Company does not intend to sell any marketable securities that have unrealized losses as of March 31, 2023, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were no realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2023. For marketable securities that have unrealized losses, the Company evaluated whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its marketable securities, there were no material credit or non-credit related impairments as of March 31, 2023.
The following table summarizes the stated maturities of the Company’s marketable securities:

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$408,654	$405,716	$447,827	$440,858
Due after one year through two years	2,955	2,959	—	—
Total	$411,609	$408,675	$447,827	$440,858

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
5.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$681,591	$—	$—	$681,591
Marketable securities
U.S. government securities	320,456	—	—	320,456
U.S. agency securities		54,140		54,140
Commercial paper	—	26,136	—	26,136
Corporate debt securities	—	7,943	—	7,943
Total assets	$1,002,047	$88,219	$—	$1,090,266
Accrued expenses and other current liabilities
Contingent consideration liability	$—	$—	$53,067	$53,067
Total liabilities	$—	$—	$53,067	$53,067

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$462,459	$—	$—	$462,459
Marketable securities
U.S. government securities	378,002	—	—	378,002
U.S. agency securities	—	29,059	—	29,059
Commercial paper	—	28,815	—	28,815
Corporate debt securities	—	4,982	—	4,982
Total assets	$840,461	$62,856	$—	$903,317
The Company classifies money market funds, commercial paper, U.S. government securities, U.S. agency securities, and corporate debt securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
The Company determines the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
There were no transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2023 and the year ended December 31, 2022.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
6.    Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$8,570	$9,082
Inventory	5,799	5,150
Prepaid hosting and data costs	4,814	6,443
Accrued interest receivable	3,343	3,983
Prepaid insurance	1,815	3,729
Card program deposits	2,128	2,128
Contract assets, current	134	621
Other current assets	6,957	6,871
Prepaid expenses and other current assets	$33,560	$38,007
Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Leasehold improvements	$8,110	$8,110
Computer equipment	9,014	9,115
Furniture and fixtures	2,542	2,542
Internally developed and purchased software	7,177	3,082
	26,843	22,849
Accumulated depreciation and amortization	(16,181)	(15,409)
Property and equipment, net	$10,662	$7,440
Depreciation and amortization expense was $2.0 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.
The Company capitalized $4.1 million and $0.0 million as internal-use software costs during the three months ended March 31, 2023 and 2022, respectively.
Other Assets
Other assets consisted of the following:

	March 31, 2023	December 31, 2022
Contract assets, noncurrent	$1,968	$1,323
Deferred tax assets	845	1,240
Other noncurrent assets	3,819	4,559
Acquired developed technology, net	40,024	—
Other assets	$46,656	$7,122
The amortization period for acquired developed technology is 7 years. Amortization expense for acquired developed technology was $1.0 million for three months ended March 31, 2023.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Expected future amortization expense for acquired developed technology was as follows as of March 31, 2023:

Remainder of 2023	$4,393
2024	5,857
2025	5,857
2026	5,857
2027	5,857
Thereafter	12,203
Total expected future amortization expense for acquired developed technology	$40,024
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued costs of revenue	$64,393	$57,191
Contingent consideration liability	53,067	—
Accrued compensation and benefits	18,705	41,268
Deferred revenue	13,872	17,048
Accrued tax liabilities	5,600	4,978
Accrued professional services	3,035	4,784
Operating lease liabilities, current portion	3,522	3,394
Reserve for contract contingencies and processing errors	4,505	2,494
Other accrued liabilities	9,760	5,730
Accrued expenses and other current liabilities	$176,459	$136,887
Other Liabilities
Other liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Deferred revenue, net of current portion	$5,028	$4,202
Other long-term liabilities	1,101	1,275
Other liabilities	$6,129	$5,477

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
The Company's operating lease costs are as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$843	$843
Variable lease cost	131	157
Short-term lease cost	108	113
Total lease cost	$1,082	$1,113
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining operating lease term (in years)	2.8	3.1
Weighted average discount rate	7.7%	7.7%
Maturities of the Company’s operating lease liabilities by year are as follows as of March 31, 2023:

Remainder of 2023	$3,194
2024	4,472
2025	4,599
2026	780
Total lease payments	13,045
Less imputed interest	(1,427)
Total operating lease liabilities	$11,618
Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$1,045	$1,016
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

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
Purchase Obligations
As of March 31, 2023, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $220.0 million, payable over the next 5 years. These purchase obligations include $204.1 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of eligible compensation that an employee contributes. During the three months ended March 31, 2023 and 2022, the Company contributed a total of $2.2 million and $2.2 million to its defined contribution plans, respectively.
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of March 31, 2023 and December 31, 2022, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
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
The Company also includes service level commitments to its customers, warranting certain levels of performance and permitting those customers to receive credits in the event the Company fails to meet the levels specified.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
8.    Stock Incentive Plans
The Company has granted share-based awards to employees, non-employee directors, and other service providers of the Company under the Amended and Restated 2011 Equity Incentive Plan (2011 Plan) and the 2021 Stock Option and Incentive Plan (2021 Plan), collectively, the Plans. The 2011 Plan was terminated in June 2021 in connection with the Company’s initial public offering, or IPO, but continues to govern the terms of outstanding awards that were granted prior to the IPO. Additionally, the Company offers an employee stock purchase plan (ESPP), which allows employees to purchase shares of common stock at 85% of the fair value of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. The offering periods are six months long and start in May and November of each year.
The following table presents the share-based compensation expense recognized in the periods presented:

	Three Months Ended March 31,
	2023	2022
Restricted stock units	$24,792	$15,345
Stock options	7,483	7,659
Executive Chairman Long-Term Performance Award	13,121	13,121
Employee Stock Purchase Plan	603	880
Total	$45,999	$37,005
Restricted Stock Units
Restricted stock units, or RSUs, generally vest over three or four years.
A summary of the Company's RSU activity under the Plans was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2022	34,146,546	$9.74
Granted	24,245,655	4.43
Vested	(2,277,738)	11.40
Canceled and forfeited	(1,209,857)	10.16
Balance as of March 31, 2023	54,904,606	$6.47
As of March 31, 2023, unrecognized compensation costs related to unvested RSUs was $364.4 million. These costs are expected to be recognized over a weighted-average period of 3.1 years.
Stock Options
Under the Plans, the exercise price of a stock option shall not be less than the fair market value per share of the Company’s common stock on the date of grant (and not less than 110% of the fair market value per share of common stock for grants to stockholders owning more than 10% of the total combined voting power of all classes of stock of the Company, or a 10% stockholder). Options are exercisable over periods not to exceed ten years from the date of grant (five years for incentive stock options granted to 10% stockholders).

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
A summary of the Company's stock option activity under the Plans was as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Balance as of December 31, 2022(2)	36,156,445	$16.37	7.67 years	$29,101
Granted	6,080,148	5.35
Exercised	(803,333)	1.26
Canceled and forfeited	(189,034)	11.45
Balance as of March 31, 2023(2)	41,244,226	$15.06	7.92 years	$18,101
Vested as of March 31, 2023	8,158,299	$7.92	5.81 years	$14,540
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options and these balances include all exercisable stock options regardless of vesting status.
As of March 31, 2023, aggregate unrecognized compensation costs related to unvested outstanding stock options, excluding the Executive Chairman Long-Term Performance Award, was $72.2 million. These costs are expected to be recognized over a weighted-average period of 2.7 years.
The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	70.78%	58.62%
Expected term (in years)	6.04	6.08
Risk-free interest rate	3.78%	1.99%
The fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
Executive Chairman Long-Term Performance Award
In April and May 2021, the Company’s board of directors granted the Company’s Executive Chairman and then-Chief Executive Officer equity incentive awards in the form of performance-based stock options covering 19,740,923 and 47,267 shares of the Company’s Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively, or collectively, the Executive Chairman Long-Term Performance Award (formerly known as the CEO Long-Term Performance Award). The Executive Chairman Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price hurdles over a seven-year performance period following the expiration of the lock-up period associated with the Company’s IPO in 2021. The stock price hurdle will be achieved if the average closing price of a share of the Company’s Class A common stock during any 90 consecutive trading day period during the performance period equals or exceeds the Company stock price hurdle set forth in the table below.

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
As of March 31, 2023, the aggregate unrecognized compensation cost of the Executive Chairman Long-Term Performance Award was $103.9 million, which is expected to be recognized over the remaining derived service period of 2.8 years.
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
As of March 31, 2023, 787,304 warrants were vested. The Company recorded $2.2 million and $1.6 million as a reduction of revenue during the three months ended March 31, 2023 and 2022, respectively. Upon vesting, the fair values of the vested warrants are recorded into the Company’s additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the customer over the term of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.
Share Repurchase Program
On September 14, 2022, the Company’s board of directors authorized a share repurchase program of up to $100 million of the Company’s Class A common stock beginning September 15, 2022. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The share repurchase program has no set expiration date.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
During the three months ended March 31, 2023, the Company repurchased and subsequently retired 3.2 million shares for $21.0 million under the repurchase program, for an average price of $6.46. The total price of the shares repurchased and related transaction costs and excise taxes are reflected as a reduction to common stock and additional paid-in capital on the Company’s condensed consolidated balance sheets.
As of March 31, 2023, less than $0.1 million remained available for future share repurchases under this repurchase program.
10.    Net Loss Per Share Attributable to Common Stockholders
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss attributable to Class A and Class B common stockholders	$(68,801)	$(60,598)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	539,744,130	542,565,992
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.13)	$(0.11)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the three months ended March 31, 2023 and 2022.
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
The Company considered its proportionate share of the potentially dilutive shares issued by its former equity method investee in its dilutive net loss per share calculation for prior periods. All potentially dilutive shares of its equity method investee were excluded from the computation as they would have an anti-dilutive effect.
Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of March 31,
	2023	2022
Warrants to purchase Class B common stock	1,900,000	1,900,000
Stock options outstanding, including early exercise of options	41,244,226	43,713,518
Unvested RSUs outstanding	54,904,606	16,666,972
Shares committed under the ESPP	558,867	372,775
Stock options and RSUs available for future grants	32,773,411	79,545,451
Total	131,381,110	142,198,716

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
11.    Income Tax
The Company recorded an income tax benefit of $7.0 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The income tax benefit for the three months ended March 31, 2023 was primarily attributable to a $7.2 million partial valuation allowance release due to the acquisition of Power Finance Inc. (see Note 13 “Business Combination” for additional information), offset by $0.2 million of income tax expenses resulting from profitable foreign operations. The income tax benefit for the three months ended March 31, 2022 was primarily attributable to stock-based compensation deductions for certain foreign jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted in the United States. The Inflation Reduction Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. The amount of excise tax accrued for repurchases made by the Company during the three months ended March 31, 2023 was immaterial. The remaining corporate tax changes included in the Inflation Reduction Act are not expected to have a material impact on the Company’s condensed consolidated financial statements.
12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable, and unbilled customers' receivable, or collectively, customers' receivables, and settlements receivable. Cash on deposit with financial institutions may exceed federally insured limits. Cash and cash equivalents as of March 31, 2023 and December 31, 2022 include $681.6 million and $462.5 million, respectively, of investments in three money market mutual funds, which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.
As of March 31, 2023, marketable securities were $408.7 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries and U.S. agency securities, which amounted to $374.6 million, or 91% of the marketable securities, and commercial paper which amounted to $26.1 million, or 6% of the marketable securities. As of March 31, 2023, all debt securities within the Company's portfolio are investment grade.
As of December 31, 2022, marketable securities were $440.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries and U.S. agency securities, which amounted to $407.1 million, or 92% of the marketable securities. As of December 31, 2022, all debt securities within the Company's portfolio are investment grade.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended March 31, 2023 and 2022, 80% and 86% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one customer. For the three months ended March 31, 2023 and 2022, this customer accounted for 76% and 66% of the Company’s net revenue, respectively. As of March 31, 2023, another customer accounted for 11% of the Company’s customers’ receivables.
13.    Business Combination
On February 3, 2023, the Company acquired all outstanding stock of Power Finance Inc. (Power Finance) for a base cash purchase price of $221.9 million. The purchase price does not include a $53.1 million contingent consideration tied to performance-based goals to be achieved within 12 months from the date of acquisition. The Company determined the acquisition-date fair value of the contingent consideration liability, based on the likelihood of payment related to the contingent earn-out clauses, as part of the consideration transferred.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
The following table summarizes the components of the preliminary purchase consideration transferred (in thousands):

Cash	$221,933
Less: postcombination cash and non-cash expense	117,972
Plus: cash acquired on acquisition date	7,059
Total purchase consideration, excluding contingent consideration	111,020
Contingent consideration	53,067
Purchase consideration	$164,087
Of the $118.0 million postcombination compensation excluded from the purchase consideration above, approximately $32.4 million was recognized as a non-cash postcombination compensation at closing as a result of the vesting provisions of employee replacement awards on the acquisition date. The remaining $85.6 million is subject to continuous employment and will be recognized as postcombination cash compensation over the required service period of two years.
Power Finance’s cloud-based platform offers credit card program management services for companies creating new credit card programs. The acquisition of Power Finance is expected to accelerate the capabilities offered in the Company’s credit product and allow the Company’s customers to launch a wide range of credit products and constructs.
The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The preliminary $164.0 million purchase consideration was attributed to $41.0 million of developed technology intangible assets (to be amortized over an estimated useful life of 7.0 years), $7.4 million of deferred tax liabilities, and $7.0 million of net assets acquired, with the $123.4 million excess of purchase consideration over the fair value of assets acquired and liabilities assumed recorded as goodwill. The fair value of the acquired developed technology intangible assets was estimated using the multi-period excess earnings method (“MPEEM”), a form of the income approach. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset. The Company applied judgment which involved the use of certain assumptions with respect of the revenue and EBITDA forecasts, obsolescence rate, research and development for future technology, and discount rate. The goodwill recognized was primarily attributable to the expected synergies from integrating Power Finance’s technology into the Company’s platform. Goodwill is not expected to be deductible for tax purposes. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The measurement period will end no later than one year from the acquisition date.
The financial results of Power Finance are included in the Company’s condensed consolidated financial statements from the date of acquisition. Separate operating results and pro forma results of operations for Power Finance have not been presented as the effect of this acquisition was not material to the Company’s financial results. Acquisition-related third-party transaction costs were $1.5 million and are included in other operating expenses in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)
14.    Subsequent Events
Restructuring Plan
On May 9, 2023, the Company announced a restructuring plan (the “Plan”) to lower the Company’s year-over-year operating expense growth and prioritize projects that the Company believes will have the highest return on investment. The Plan is expected to impact approximately 15% of the Company’s workforce and result in $40 to $45 million in annual expense savings. The Company estimates that it will incur non-recurring charges of approximately $9 to $11 million in connection with the Plan, primarily consisting of severance payments and employee benefits contributions. The Company expects that the restructuring charges and the implementation of the headcount reductions, including cash payments, will be substantially complete by the end of the second quarter of fiscal 2023.

Share Repurchase Program
On May 8, 2023, the Company’s board of directors unanimously authorized a share repurchase program of up to $200 million of the Company’s Class A common stock beginning May 11, 2023. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The number of shares repurchased and the timing of purchases will be based on general business and market conditions, and other factors, including legal requirements. The share repurchase program has no set expiration date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward Looking Statements”, our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A.
Overview
Marqeta’s modern card issuing platform empowers our customers to create customized and innovative payment cards, giving them the ability to build more configurable and flexible payment experiences. We serve customers in multiple industry verticals including on-demand services, lending (including buy now, pay later, or BNPL, financing), expense management, disbursements, online marketplaces, and digital banking. Before the rise of modern card issuing, issuing cards was slow, complex, and subject to mistakes. Marqeta helps solve these problems. Our platform, powered by open APIs, enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases.
Our modern architecture allows for flexibility, a high degree of configurability, and accelerated product development, democratizing access to card issuing technology. It also enables us to rapidly expand our platform’s functionality, creating added value for our customers. Depending on a customer’s desired level of control and responsibility, Marqeta can work with companies in a range of different configurations:
•Managed By Marqeta: With Managed By Marqeta, or MxM, Marqeta provides an Issuing Bank partner to act as the Bank Identification Number sponsor, or BIN sponsor, for the customer’s card program, manages the customer’s card program on behalf of the Issuing Bank, and provides a full-range of services including configuring many of the critical resources required by a customer’s production environment. In addition to providing customer access to the Marqeta dashboard via our APIs and payment processing, Marqeta also manages a number of the primary tasks related to launching a card program, such as defining and managing the program, operating the program and managing certain profitability components, and managing compliance with applicable regulations, Issuing Bank and Card Network rules. Also available to our MxM customers are a variety of managed services, including dispute management, fraud scoring, card fulfillment, and cardholder support services.
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
Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including the military action against Ukraine launched by Russia, ongoing supply chain shortages, higher inflation and interest rates, and uncertainty in global economic conditions, such as the recent bank failures and closures, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees.
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
See the section titled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the possible impact of these macroeconomic factors on our business.

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

	Three Months Ended March 31,
	2023	2022
Total Processing Volume (TPV) (in millions)	$50,020	$36,626

Net revenue (in thousands)	$217,343	$166,102
Gross profit (in thousands)	$89,164	$74,726
Gross margin	41%	45%
Net loss (in thousands)	$(68,801)	$(60,598)
Net loss margin	(32)%	(36)%
Total operating expenses (in thousands)	$176,597	$123,998

Non-GAAP Measures:
Adjusted EBITDA (in thousands)	$(4,346)	$(10,453)
Adjusted EBITDA margin	(2)%	(6)%
Non-GAAP operating expenses (in thousands)	$93,510	$85,179
Total Processing Volume (TPV) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; acquisition-related expenses which consists of due diligence costs related to potential acquisitions, transaction costs and integration costs related to successful acquisitions, and non-cash postcombination compensation expenses; income tax expense (benefit); and other income (expense) net, which consists of interest income from our marketable securities, realized foreign currency gains and losses, our share of equity method investments’ profit or loss, and impairment of equity method investments or other financial instruments. We believe that adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize adjusted EBITDA as an input into our calculation of our annual employee bonus plans. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA.
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
Non-GAAP operating expenses - Non-GAAP operating expenses is a non-GAAP financial measure that is calculated as total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; and acquisition-related expenses which consists of due diligence costs related to potential acquisitions, transaction costs and integration costs related to successful acquisitions, and non-cash postcombination compensation expenses. We believe that non-GAAP operating expenses is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of total operation expenses to non-GAAP operating expenses.

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
Costs of Revenue
Costs of revenue consist of Card Network fees, Issuing Bank fees, and card fulfillment costs. Card Network fees are equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank fees compensate our Issuing Banks for issuing cards to our customers and sponsoring our card programs with the Card Networks and are typically equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
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
Operating Expenses
Compensation and Benefits. Compensation and benefits consist primarily of salaries, employee benefits, incentive compensation, contractors’ cost, and share-based compensation.
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

Depreciation and Amortization. Depreciation and amortization consist primarily of depreciation of our fixed assets and amortization of acquired developed technology intangible assets.
Marketing and Advertising. Marketing and advertising consist primarily of costs of general marketing and promotional activities.
Other Operating Expenses. Other operating expenses consist primarily of insurance costs, indemnification costs, employee travel-related expenses, employee training costs, indirect state and local taxes, and other general office expenses.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income from our marketable securities, gain from sale of equity method investments, impairment of equity method investments or other financial instruments, equity method investment share of loss, and realized foreign currency gains and losses.
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes, and U.K., Australia, and Canada income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net revenue	$217,343	$166,102
Costs of revenue	128,179	91,376
Gross profit	89,164	74,726
Operating expenses:
Compensation and benefits	147,759	100,348
Technology	14,590	11,384
Professional services	5,437	4,770
Occupancy	1,154	1,115
Depreciation and amortization	1,980	979
Marketing and advertising	441	559
Other operating expenses	5,236	4,843
Total operating expenses	176,597	123,998
Loss from operations	(87,433)	(49,272)
Other income (expense), net	11,672	(11,677)
Loss before income tax expense	(75,761)	(60,949)
Income tax expense (benefit)	(6,960)	(351)
Net loss	$(68,801)	$(60,598)

Comparison of the Three Months Ended March 31, 2023 and 2022
Net Revenue

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Net revenue:
Total platform services, net	$210,333	$160,999	$49,334	31%
Other services	7,010	5,103	1,907	37%
Total net revenue	$217,343	$166,102	$51,241	31%

Total Processing Volume (TPV) (in millions)	$50,020	$36,626	$13,394	37%
Total net revenue increased by $51.2 million, or 31%, for the three months ended March 31, 2023 compared to the same period in 2022, of which an increase of $54.7 million was attributable to our largest customer, Block, and was impacted by one customer migrating a portion of one of their programs to a competitor starting in Q3 2022. The increase in net revenue was primarily driven by a 37% increase in TPV partially offset by unfavorable changes in our card program mix, particularly the growth of our PxM offering, compared to the same period in 2022.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services, and PxM customers. The growth in TPV for our top five customers, as determined by their individual TPV in each respective period, was 42% in the three months ended March 31, 2023 compared to the same period in 2022, while TPV from all other customers, as a group, grew by 13% in the three months ended March 31, 2023 compared to the same period in 2022. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Costs of revenue:
Card Network fees, net	$116,633	$79,581	$37,052	47%
Issuing Bank fees	7,280	7,301	(21)	—%
Other	4,266	4,494	(228)	(5)%
Total costs of revenue	$128,179	$91,376	$36,803	40%

Gross profit	$89,164	$74,726	$14,438	19%
Gross margin	41%	45%
Costs of revenue increased by $36.8 million, or 40%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to increased Card Network fees as the result of the 37% increase in TPV and 45% increase in the number of corresponding transactions.
Card Network fees for the three months ended March 31, 2023 reflect the increase in TPV as well as unfavorable changes in our card program mix. Card Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Issuing Bank fees remained relatively flat for the three months ended March 31, 2023 compared to the same period in 2022, as a result of the increase in TPV being offset by lower net fees paid to certain Issuing Banks. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.

As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $14.4 million, or 19%, in the three months ended March 31, 2023 compared to the same period in 2022, and our gross margin decreased by 4 percentage points in the three months ended March 31, 2023 compared to the same period in 2022.
Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	101,760	63,343	$38,417	61%
Share-based compensation	45,999	37,005	$8,994	24%
Total compensation and benefits	147,759	100,348	$47,411	47%
Percentage of net revenue	68%	60%
Technology	14,590	11,384	3,206	28%
Percentage of net revenue	7%	7%
Professional services	5,437	4,770	667	14%
Percentage of net revenue	3%	3%
Occupancy	1,154	1,115	39	3%
Percentage of net revenue	1%	1%
Depreciation and amortization	1,980	979	1,001	102%
Percentage of net revenue	1%	1%
Marketing and advertising	441	559	$(118)	(21)%
Percentage of net revenue	—%	—%
Other operating expenses	5,236	4,843	393	8%
Percentage of net revenue	2%	3%
Total operating expenses	$176,597	$123,998	$52,599
Percentage of net revenue	81%	75%
Salaries, bonus, benefits, and payroll taxes increased by $38.4 million primarily due to $32.4 million non-cash postcombination compensation expense, a $6.9 million, or 14%, increase in employee salaries partially offset by a $1.1 million, or 31%, decrease in contractor expense. The increase in employee salaries was driven by the increase in average headcount.
Share-based compensation increased by $9.0 million in the three months ended March 31, 2023 compared to the same period in 2022 mainly due to the increase in the number of RSUs awards granted to employees as further detailed in the table below:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Share-based compensation
Restricted stock units	$24,792	$15,345	$9,447	62%
Stock options	7,483	7,659	(176)	(2)%
Executive Chairman Long-Term Performance Award	13,121	13,121	—	—%
Employee Stock Purchase Plan	603	880	(277)	(31)%
Total share-based compensation	$45,999	$37,005	$8,994	24%
Technology expenses increased by $3.2 million, or 28%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was due to higher third-party hosting costs to support our continued growth and higher software licensing costs as we add headcount and implement internal systems and tools.

Professional services expenses increased by $0.7 million, or 14%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase in consulting fees, partially offset by a decrease in recruiting fees.
Occupancy expense remained relatively flat for the three months ended March 31, 2023 compared to the same period in 2022.
Depreciation and amortization expense increased by $1.0 million, or 102%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to the amortization of acquired developed technology for the three months ended March 31, 2023.
Marketing and advertising expenses decreased by $0.1 million, or 21%, for the three months ended March 31, 2023 compared to the same period in 2022.
Other operating expenses increased by $0.4 million, or 8%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in employee travel related expenses and indirect state and local taxes, partially offset by a decrease in insurance expenses.
Other Income (Expense), net

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Other income (expense), net	$11,672	$(11,677)	$23,349	(200)%
Percentage of net revenue	5%	(7)%
Other income (expense), net increased by $23.3 million, or 200%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase in interest income earned on our marketable securities portfolio and cash deposits in the first quarter of 2023 and the impairment of an option to purchase the remaining equity interests in an equity method investee that was incurred in the first quarter of 2022.
Customer Concentration
We generated 76% and 66% of our net revenue from our largest customer, Block, during the three months ended March 31, 2023 and 2022, respectively.

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
A reconciliation of net loss to adjusted EBITDA and non-GAAP operating expenses for the periods presented is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net revenue	$217,343	$166,102
Net loss	$(68,801)	$(60,598)
Net loss margin	(32)%	(36)%
Total operating expenses	$176,597	$123,998

Net loss	$(68,801)	$(60,598)
Depreciation and amortization expense	1,980	979
Share-based compensation expense	45,999	37,005
Payroll tax expense related to share-based compensation	640	835
Acquisition-related expenses (1)	34,468	—
Other expense (income), net	(11,672)	11,677
Income tax expense (benefit)	(6,960)	(351)
Adjusted EBITDA	$(4,346)	$(10,453)
Adjusted EBITDA Margin	(2)%	(6)%

Total operating expenses	$176,597	$123,998
Depreciation and amortization expense	(1,980)	(979)
Share-based compensation expense	(45,999)	(37,005)
Payroll tax expense related to share-based compensation	(640)	(835)
Acquisition-related expenses	(34,468)	—
Non-GAAP operating expenses	$93,510	$85,179
_______________
(1) Acquisition-related expenses, which include transaction costs, integration costs, and non-cash postcombination compensation expense, have been excluded from adjusted EBITDA as such expenses are not reflective of our ongoing core operations and are not representative of the ongoing costs necessary to operate our business; instead, these are costs specifically associated with a discrete transaction.

Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity included cash, cash equivalents, and marketable securities totaling $1.5 billion, with such amounts held for working capital purposes. Our cash equivalents and marketable securities were comprised primarily of bank deposits, money market funds, U.S. government securities, commercial paper, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
On September 14, 2022, our board of directors authorized a share repurchase program of up to $100 million of our Class A common stock beginning September 15, 2022. Under the repurchase program, we were authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The share repurchase program has no set expiration date. As of March 31, 2023, less than $0.1 million remained available for future share repurchases under this repurchase program.
On May 8, 2023, our board of directors unanimously authorized a share repurchase program of up to $200 million of our Class A common stock beginning May 11, 2023. Under the repurchase program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases will be based on general business and market conditions, and other factors, including legal requirements. The share repurchase program has no set expiration date.
On February 3, 2023, we acquired all outstanding stock of Power Finance Inc. (Power Finance) for a base cash purchase price of $221.9 million. On the close of the acquisition, we paid $131.9 million to the shareholders of Power Finance Inc, net of cash acquired. We shall also pay $85.6 million of cash to Power Finance Inc.'s employee shareholders for their continuous employment over a two year service period (subjected to forfeiture provision). We also recorded a contingent consideration liability of $53.1 million, which is payable in cash upon the achievement of performance-based goals within the 12 months from the date of acquisition. Power Finance’s cloud-based platform offers credit card program management services for companies creating new credit card programs. We believe that this acquisition will allow our customers to launch a wide range of credit products and constructs.
On May 9, 2023, we announced a restructuring plan to lower the Company’s year-over-year operating expense growth and prioritize projects that we believe will have the highest return on investment. The Plan is expected to impact approximately 15% of our workforce and result in $40 to $45 million in annual expense savings. We estimate that we will incur non-recurring charges of approximately $9 to $11 million in connection with the Plan the second quarter of fiscal 2023, primarily consisting of severance payments and employee benefits contributions.
We believe our existing cash and cash equivalents, and our marketable securities will be sufficient to meet our working capital and capital expenditure needs for more than the next 12 months. As of the date of filing this Quarterly Report on Form 10-Q, we have access to and control over all our cash, cash equivalents and marketable securities, except amounts held as restricted cash, notwithstanding the recent adverse developments affecting various financial institutions. Our future capital requirements will depend on many factors, including our planned continuing investment in product development, platform infrastructure, share repurchases, and global expansion. We will use our cash for a variety of needs, including for ongoing investments in our business, potential strategic acquisitions, capital expenditures and investment in our infrastructure, including our non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
As of March 31, 2023, we had $7.8 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(10,546)	$(46,759)
Net cash used in investing activities	(98,330)	(834)
Net cash used in financing activities	(24,556)	(2,731)
Net decrease in cash, cash equivalents, and restricted cash	$(133,432)	$(50,324)
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
Net cash used in operating activities was $10.5 million in the three months ended March 31, 2023 compared to a net cash used in the same period in 2022 of $46.8 million. The decrease in net cash used in operating activities is due mainly to the timing of payments for costs of our services and operating expenses, partially offset by the increase in net revenue.
Investing Activities
Net cash provided by investing activities consists primarily of maturities of our investments in marketable securities. Net cash used in investing activities consists primarily of purchases of marketable securities, purchases of property and equipment and cash consideration for business combinations.
Net cash used in investing activities in the three months ended March 31, 2023 was $98.3 million compared to a net cash used in the same period in 2022 of $0.8 million. The increase in net cash used in investing activities is primarily due to the Power Finance acquisition, the increase in purchases of marketable securities, partially offset by the increase in maturities of marketable securities.
Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the issuance of our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities and the share repurchase program.
Net cash used in financing activities in the three months ended March 31, 2023 was $24.6 million compared to net cash used in the same period in 2022 of $2.7 million. The increase in net cash used in financing activities is primarily due to payments to repurchase shares under the share repurchase program.
Obligations and Other Commitments
There were no material changes in our obligations and other commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
As of March 31, 2023, we had non-cancellable purchase commitments with certain Issuing Banks and service providers of $220.0 million, payable over the next 5 years. These purchase obligations include $204.1 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
For additional information about our contractual obligations and other commitments, see Note 7 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies discussed in “Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K, and in Part I, Item 1 of this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.
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
For certain revenue contracts, we estimate variable consideration and material rights to record each period. This requires that we estimate the expected processing volume over the term of the contract, including any additional extension of the term associated with a material right. These estimates are predominantly derived by analysis of historical trends and are updated on a quarterly basis. Changes made to these assumptions during the three months ended March 31, 2023 did not have a material impact to the net revenue recorded during the three months ended March 31, 2023.
Business Combinations
When we acquire a business, the purchase price is allocated to the acquired assets, including separately identifiable intangible assets, and assumed liabilities at their respective estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to:
•future expected cash flows from acquired developed technologies;
•obsolescence curves and other useful life assumptions, such as the period of time and intended use of acquired intangible assets in our product offerings;
•discount rates;
•uncertain tax positions and tax-related valuation allowances; and
•fair value of assumed equity awards.

These estimates are inherently uncertain and unpredictable, and unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations and comprehensive loss.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States, the United Kingdom, Australia, Brazil, Canada, and Singapore, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
We had cash, cash equivalents, and marketable securities totaling $1.5 billion as of March 31, 2023. Such amounts included cash deposits, money market funds, U.S. government securities, U.S, agency securities, commercial paper, and corporate debt securities. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our marketable securities as “available-for-sale”, no gains or losses are recognized in the condensed consolidated statement of operations and comprehensive loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all marketable securities until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of March 31, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2023 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management performed additional analyses, reconciliations, and other post-closing procedures related to the accounting for our acquisition of Power Finance, and concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For the period ended March 31, 2023, management identified a material weakness related to the accounting for our acquisition of Power Finance, including a lack of sufficient precision in the performance of review controls supporting the purchase price allocation accounting, and a lack of timely oversight over third-party specialists and the reports they produced to support the accounting for the Power Finance acquisition. The material weakness resulted in an error related to the allocation of merger consideration between purchase consideration and post-combination expense that was not detected on a timely basis. The error was corrected by management in the condensed consolidated financial statements as of and for the three months ended March 31, 2023. This error did not result in any material misstatements in our previously issued financial statements, nor in the financial statements included in this Quarterly Report on Form 10-Q.
Our management is committed to maintaining a strong internal control environment. To remediate the material weakness, we are currently enhancing the design of our business combination controls with the level of precision required to operate them in an effective manner, and to satisfy and support the accounting and financial reporting for the Power Finance acquisition. We plan to enhance our management review control activities, including the review of inputs, assumptions and reports produced by third-party specialists supporting the purchase price allocation accounting and the application of technical accounting principles related to the acquisition of Power Finance.
Although we intend to complete the remediation process as promptly as possible, we will not be able to fully remediate this material weakness until these steps have been completed and the controls are operating effectively.

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter of fiscal year 2023, we began the remediation of the business combination control efforts discussed above.
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
•Litigation, regulatory or legal actions, and compliance issues could subject us to fines, penalties, judgments, and remediation costs, resulting in increased expenses and reputational harm.

•The trading price of our Class A common stock has been and is likely to continue to be volatile, which could cause the value of your investment to decline.
•If we fail to maintain an effective system of disclosure controls and procedures or internal control over financial reporting, or remediate our existing material weakness, our ability to report timely and accurate financial results or comply with applicable regulations could be impaired, and our business, operating results, and the market price of our Class A common stock may be adversely affected.
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
Our total net revenue was $748.2 million, $517.2 million and $290.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, an increase of 45% and 78% from the prior years, respectively. Our total net revenue was $217.3 million and $166.1 million in the three months ended March 31, 2023 and 2022, respectively, an increase of 31%. Our TPV was $166.3 billion, $111.1 billion, and $60.1 billion for the years ended December 31, 2022, 2021, and 2020, respectively, an increase of 50% and 85% from the prior years, respectively. Our TPV was $50.0 billion and $36.6 billion for the three months ended March 31, 2023 and 2022, respectively, an increase of 37%. In future periods, we may not be able to sustain our net revenue and TPV growth rates, or the growth rate of related key operating metrics We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
•acquire new customers and retain existing customers on favorable terms;
•achieve widespread acceptance and use of our platform and the products and services we offer, including in markets outside of the United States;
•increase the use of our platform and our offerings, TPV, and the number of transactions on our platform;
•effectively scale our operations, including successfully integrating acquired businesses and technology;
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
Net revenue, TPV, or key operating metrics for any prior quarterly or annual period should not be relied on as an indication of our future performance. If our net revenue and TPV growth rates decline, we may not achieve profitability as expected, and our business, financial condition, results of operations, and the price of our Class A common stock would be adversely affected.

If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of customer service and satisfaction, and our business, results of operations, and financial condition could be adversely affected.
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our workforce has grown to 974 employees as of March 31, 2023 from 856 employees as of March 31, 2022. We have offices in the United States, United Kingdom, or U.K., and Australia, and legal entities in Brazil, Canada, and Singapore, and we plan to continue to expand our international footprint and operations into other countries in the future. We have also historically experienced significant growth in the number of customers using our platform, the number of card programs and solutions we manage for our customers, and TPV on our platform.
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
A small number of customers account for a large percentage of our net revenue. For the years ended December 31, 2022, 2021 and 2020, Block accounted for 71%, 69% and 70% of our net revenue, respectively, and for the three months ended March 31, 2023 and 2022, Block accounted for 76% and 66% of our net revenue, respectively.
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
Our customer contracts generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the contract term. The current term of our agreement with Block for Cash App expires in March 2024 and the current term of our agreement with Block for Square Card expires in December 2024, and each agreement automatically renews thereafter for successive one-year periods. Furthermore, while certain of our customer contracts have minimum volume commitments, others do not. There can be no assurance that we will be able to continue our relationships with our customers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. In addition, the processing volume from Block has in the past fluctuated from period to period and may fluctuate or decline in future periods. Our net revenue and results of operations could suffer if, among other things, Block or any of our other largest customers do not continue to use our products, use fewer of our products, reduce their processing volume with us, or renegotiate, terminate or fail to renew, or to renew on similar or favorable terms, their agreements with us.
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
We have incurred significant net losses since our inception, including net losses of $184.8 million, $163.9 million and $47.7 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively, and $68.8 million and $60.6 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve profitability. We anticipate our operating expenses to continue to increase in the foreseeable future as we hire additional personnel, adjust compensation packages to hire new or retain existing employees, expand our operations and infrastructure, continue to enhance our platform and develop and expand its capabilities, expand our products and services, and expand and improve our APIs. These initiatives may be more costly than we expect and may not result in increased net revenue. Further as we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate.
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
•changes to GAAP in the United States;
•health pandemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses;
•adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions, including the recent bank closures and failures; and
•general economic conditions in either domestic or international markets, including conditions resulting from geopolitical uncertainty and instability or war, including the significant military action against Ukraine launched by Russia.
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

A significant portion of our payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended March 31, 2023 and 2022, 80% and 86%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to settle our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the three other U.S. Issuing Banks that we currently contract with. Switching a significant portion or all of our processing volume to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses, and termination fees under our agreement with Sutton Bank if unilaterally terminated by us without Sutton Bank’s consent. We could also lose customers if we do not have another Issuing Bank who is willing to support such customers. Diversifying our contractual relationships and operations with Issuing Banks may increase the complexity of our operations and may also lead to increased costs.
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
Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The recent bank closures and failures created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. If, as a result of a weak economy, our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform, our business, results of operations, and financial condition could be adversely affected. We are unable to predict the impact of other macroeconomic factors, including the military action against Ukraine launched by Russia, supply chain shortages, higher inflation rates, higher interest rates, and other global economic conditions, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor the situation and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, employees, and us.

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
Unauthorized parties have attempted and may continue to attempt to gain access to our platform, systems, or facilities, and those of our customers, partners, and vendors, through various means and with increasing sophistication. Currently, there is a threat of cyberattacks against U.S. financial institutions as retaliation against financial institutions for sanctions imposed against Russia as a result of the significant military action against Ukraine launched by Russia. These events could create costly claims and litigation, significant financial liability, regulatory investigations or proceedings, increased regulatory scrutiny, financial sanctions, a loss of confidence in our ability to serve customers and cause current or potential customers to choose another service provider, all of which could have a material adverse impact on our business. We expect to continue to invest significant resources to maintain and enhance our information security and controls and to investigate and remediate any security vulnerabilities.

Although we believe that we maintain a robust data security program, including a responsible disclosure program, and that none of the incidents that we have encountered to date have materially impacted us, we cannot be certain that the security measures and procedures we have in place to detect security incidents and protect sensitive data, including protection against unauthorized access and use by our employees or vendors, will be successful or sufficient to counter all current and emerging risks and threats facing us and our customers and vendors. The impact of a material event involving our systems or data, or those of our customers or vendors, could have a material adverse effect on our business, results of operations, and financial condition.
Under Card Network rules and our contracts with our Issuing Banks, if there is a breach of payment card information that we store, process, or transmit or that is stored, processed, or transmitted by our customers or other third parties that we do business with, we could be liable to the Issuing Banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly acquired or otherwise disclosed or processed, our business could be materially and adversely affected. The reliability and security of our platform is a core component of our business. Any perceived or actual breach of security or security vulnerability, regardless of how it occurs or the extent of the breach or vulnerability, could significantly disrupt our operations, result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification or destruction of our and our customers’ data, including sensitive and proprietary information, personal data and personal information, have a significant impact on our reputation as a trusted brand, cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by the breach or vulnerability and to implement measures to prevent further breaches and vulnerabilities, and expose us to legal risk and potential liability, including those resulting from governmental or regulatory investigations, claims, demands, investigations, and litigation initiated by private parties, including class action litigation, and costs associated with remediation, such as fraud monitoring, card reissuance, and forensics. Our vendors face similar security risks, and any actual or perceived security breach or vulnerability at a vendor providing services to us or our customers could have similar effects.
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
Further expansion of our operations internationally is important to the success of our business and will subject us to new challenges and risks. During the three months ended March 31, 2023, we derived 3% of our net revenue from customers located outside the United States. We do not currently have operations in Russia or plans to expand there, and, based on the actions taken by certain Card Networks, to our knowledge no Marqeta-powered card could currently operate in Russia. It is unclear, however, whether the significant military action against Ukraine launched by Russia will have any broader implications that may impact our business and results of operations. Managing our new and existing international operations requires us to comply with new regulatory frameworks, additional regulatory hurdles, and implement additional resources and controls. Furthermore, our business model may not be successful or have the same traction outside the United States. International expansion subjects our business to additional risks, including:
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
•compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including banking, anti-money laundering, or AML, securities, employment, tax, privacy, and data protection laws and regulations, such as the EU’s General Data Protection Regulation, or the GDPR;
•compliance with U.S. and foreign anti-bribery laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA;
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
The volatility in or lack of appreciation of the trading price of our Class A common stock may affect our ability to attract and retain executive officers or other key employees. Many of our key employees have become, or will become, vested in a substantial amount of RSUs or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options or RSUs have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise prices of the options that they hold are significantly above the market price of our Class A common stock.

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
Our restructuring plan may not adequately lower our operating expense growth rate, may adversely affect our ability to recruit and retain personnel, and may divert attention from operations.
We have and may in the future undertake restructuring plans to adjust our investment priorities and manage our operating expenses. For example, in May 2023, we announced a restructuring plan, or the Plan, to lower our year-over-year operating expense growth rate and prioritize projects that we believe will have the highest return on investment, which we expect to result in a workforce reduction. We expect to incur material costs and charges in connection with the Plan, and there can be no assurance that the Plan will be successful. The Plan may adversely affect our ability to recruit and retain skilled and motivated personnel, may result in a loss of accumulated knowledge, and may be distracting to employees, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of the Plan, our business, operating results, and financial condition could be adversely affected.
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
If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, potentially making it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. Disruptions in the credit markets or other factors, such as the current inflationary environment and rising interest rates, could adversely affect the availability, diversity, cost, and terms of funding arrangements. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. The U.S. Federal Deposit Insurance Corporation, or FDIC, only insures accounts in amounts up to $250,000 per depositor per insured bank, and we currently have cash deposited in certain financial institutions in excess of FDIC insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our business, financial condition, and liquidity. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business.
If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements, and respond to business challenges could be significantly impaired, and our business, results of operations, and financial condition may be adversely affected.
Any acquisition, strategic investment, partnership, alliance, and other transaction could be difficult to identify, fail to achieve strategic objectives, divert the attention of key management personnel, disrupt our ongoing operations, dilute stockholder value, or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations. We may be unable to successfully integrate acquired businesses and technology.

We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement our platform, products, and services or expand the breadth of our platform, enhance our products and capabilities, expand our geographic reach or customer base, or otherwise offer growth opportunities. For example, we acquired Power Finance Inc. on February 3, 2023. The identification, pursuit, evaluation and negotiation of potential strategic investment transactions or acquisitions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately consummated. Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures or require us to make adjustments to our or the acquired company's business models. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities or successfully integrating the acquired personnel, operations, and technologies, or effectively scaling, expanding, and managing the combined business following the acquisition.
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
Litigation, regulatory or legal actions, and compliance issues could subject us to fines, penalties, judgments, and remediation costs, resulting in increased expenses and reputational harm.
In the ordinary course of business, we have been and in the future may be, involved in and subject to litigation for a variety of claims or disputes. We have also received and may in the future receive, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations. These claims, lawsuits, and proceedings could include employment, wage and hour, commercial, antitrust, alleged securities law violations or other investor claims, financial regulations, and other matters. The number and significance of these potential claims and disputes may increase as our business expands.
Further, our liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. The costs associated with litigation and regulatory or legal investigations can be unpredictable depending on the complexity and length of time devoted to such litigation or investigation. Litigation, investigations or government proceedings may also divert management’s attention and operational resources, and could harm our reputation regardless of the outcome of the lawsuit or investigation. We cannot assure you that any potential claims, investigations, or proceedings will not have a material adverse effect on our business, results of operations, and financial condition.
The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational, compliance, and legal costs and may prevent us from providing certain products and services. Some of the laws and regulations affecting our business have been enacted relatively recently. Many laws and regulations affecting our business are evolving, unclear, and inconsistent across jurisdictions, and ensuring compliance with them is difficult and costly. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have an adverse effect on our business.
Additionally, while we have developed policies and procedures designed to assist in compliance with laws and regulations, no assurance can be given that our compliance policies and procedures will be effective or that our customers and vendors have robust compliance programs. Failure to comply with laws and with regulatory requirements could subject us to damages, revocation of licenses, lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business.
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
We conduct vendor due diligence; however, if a service provider fails to develop and maintain sufficient internal control processes, fails to maintain adequate data privacy controls and security systems, or fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could adversely affect our business or the business of our customers using our platform or their perception of our platform’s reliability. Further, if any service provider fails to meet contractual requirements (including compliance with applicable laws and regulations), suffers a cyber-attack or other security breach, experiences damage to its systems or facilities, or terminates its contract with us, such failure or event could subject us to regulatory enforcement actions, claims from third parties, including our customers, and we could suffer economic and reputational harm that could have an adverse effect on our business.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates in part on historical experience, market observable inputs, if available, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and accounting for share-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
We are directly subject to regulation in areas including privacy, data protection and information security, and anti-bribery, and our contractual relationships with customers, Issuing Banks and Card Networks may subject us to additional regulations including those relating to payments services (such as payment processing and settlement services), and those relating to payments products and services utilizing artificial intelligence, consumer protection, anti-money laundering, anti-bribery, escheatment, international sanctions regimes and export controls, privacy, data protection, information security, intellectual property, and compliance with PCI DSS, a data security standard and set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.
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

For example, due to our relationships with certain Issuing Banks and Card Networks, we may be subject to indirect supervision and examination by the U.S. Consumer Financial Protection Bureau, or the CFPB, which is engaged in rulemaking and regulation of the payments industry, including, among other things, the regulation of prepaid cards, BNPL financing programs, and the enforcement of certain protections under applicable regulations. While reform in the payment industry, such as the formation of the CFPB, has focused on individual consumer protection, legislatures continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations and the CFPB recently indicated it has dormant authority to regulate any company whose services may have consumer impact. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business, results of operations, and financial condition due to increased compliance costs and new restrictions affecting the terms under which we offer our platform or our products and services.
A majority of our net revenue is derived from Interchange Fees and we expect Interchange Fees to continue to represent a significant percentage of our net revenue in the near term. The amount of Interchange Fees we earn is highly dependent on the interchange rates that the Card Networks set and adjust. From time to time, Card Networks change the Interchange Fees and assessments they charge for transactions processed using their networks. Interchange Fees and assessments are also subject to change from time to time due to government regulation. Interchange Fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which limits Interchange Fees, may restrict or otherwise impact the way we do business or limit our ability to charge certain fees to customers. Issuing Banks that are exempt from the interchange fee restrictions in the Durbin Amendment are able to access higher interchange rates. As a result, to maximize our Interchange Fees, we currently only contract with Issuing Banks that are subject to this exemption from the Durbin Amendment when we provide MxM services. Changes in regulation or additional rulemaking may adversely affect the way we conduct our business or result in additional compliance obligations and expense for our business and limitations on net revenue. On October 3, 2022, the Board of Governors of the Federal Reserve System adopted its final rule pursuant to the Electronic Fund Transfer Act to clarify the requirement that debit card issuers ensure that at least two unaffiliated payment card networks have been enabled to process all debit card transactions, including “card not present” transactions, such as online payments. Such secondary payment card networks may charge lower Interchange Fees, and to the extent merchants substantially shift their “card not present” transaction volumes to such networks, we may experience a reduction in net revenue derived from Interchange Fees. Interchange Fee regulation also exists in other countries where our customers use payment cards and such regulation could adversely affect our business in other foreign regions. Any changes in the Interchange Fees associated with our customers’ card transactions could adversely affect our business, results of operations, and financial condition.
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
Stringent and changing laws, regulations, and industry standards related to privacy, data protection, and information security could adversely affect our ability to effectively provide our services and could result in claims or fines, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.
Governmental bodies and industry organizations in the United States and abroad have adopted, or are considering adopting, laws and regulations restricting the use of, and requiring safeguarding of, personal information. For example, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020 and imposed significant restrictions on the collection, processing, and disclosure of personal information, including imposing increased penalties related to data privacy incidents. Additionally, a new privacy law, the California Privacy Rights Act, which became effective on January 1, 2023 and amends the CCPA, creates additional obligations relating to personal information (with certain provisions having retroactive effect to January 1, 2022). Other U.S. states have also passed or are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. Many obligations under these proposed laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. We are and may become subject to contractual obligations relating to privacy, data protection, and information security.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. On July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield, eliminating a mechanism we had relied on to legitimize EU-U.S. data transfers. An alternative transfer mechanism that we rely on, use of the standard contractual clauses approved by the European Union Commission, continues to be a valid mechanism for data transfers, provided additional safeguards are in place. We continue to monitor and assess regulatory guidance and other developments related to our data transfer mechanisms. It is possible that our ability to transfer personal data across borders, including from the European Union, U.K., and Switzerland to the United States (and other countries) will be impacted. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union, U.K., Switzerland, or other jurisdictions to the United States (and other countries), and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply new or different standards to the transfer of personal data from the European Union, U.K., Switzerland, or other jurisdictions to the United States (and other countries), and to restrict, block, or impose conditions or restrictions with respect to, certain personal data transfers. Other jurisdictions have also enacted legislation that limits our ability to transfer data across geographic borders. Any inability to transfer personal data in compliance with laws or regulations relating to privacy, data protection, or information security, or otherwise comply with requirements in this rapidly changing environment may impede our ability to attract and retain customers.
If more restrictive or burdensome laws, rules, or regulations related to privacy, data protection, or information security are adopted by authorities in the future on the federal or state level or internationally, or if new or existing laws, rules, or regulations become subject to new or differing interpretations or enforcement, or if we become bound by additional obligations in response to customer requests, contractual obligations, or otherwise, relating to privacy, data protection, or information security, including any additional compliance standards relating to non-public consumer personal information, our compliance and operational costs may increase, our opportunities for growth may be curtailed, we may find it necessary or appropriate to modify our data processing practices or policies or otherwise restrict our operations, which we may be unable to complete on a commercially reasonable basis or at all, and our potential liability in connection with breaches or incidents relating to privacy, data protection, and information security may increase, all of which could have a material adverse effect on our business, results of operations, and financial condition. Because the interpretation and application of many laws and regulations relating to privacy, data protection, and information security are uncertain, it also is possible that current or future laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the operation of our products and services. If so, in addition to the possibility of fines, lawsuits, claims, demands, regulatory investigations and other proceedings, and other claims and penalties, we could be required to change our business activities and practices or modify our products or services, any of which could have an adverse effect on our business and which we may be unable to complete on a commercially reasonable basis or at all. Any claims regarding our inability to adequately address privacy, data protection, or information security concerns, even if unfounded, or to comply with applicable laws, regulations, contractual requirements, policies, or other actual or asserted obligations, such as industry standards, could result in additional cost and liability to us, damage our reputation, result in negative publicity, and adversely affect our business. Privacy, data protection, and information security concerns, whether valid or not, may inhibit market adoption of our products and services, particularly in certain industries and jurisdictions. Additionally, if we are not able to quickly adjust to changing laws, regulations, and standards related to data privacy and information security, we could face fines, lawsuits, regulatory investigations and other claims and penalties, our business may be harmed.

We are subject to, and have an obligation to comply with, anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws and their obligations can subject us to criminal penalties or significant fines, significantly and adversely affect our business and reputation, or have other adverse consequences for us.
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

If we fail to maintain an effective system of disclosure controls and procedures or internal control over financial reporting, or remediate the existing material weakness, our ability to report timely and accurate financial results or comply with applicable regulations could be impaired, and our business, operating results, and the market price of our Class A common stock may be adversely affected.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.
For the period ending March 31, 2023, we identified a material weakness in our internal control over financial reporting related to the accounting for our acquisition of Power Finance. See Part I, Item 4 “Controls and Procedures” for additional information about this material weakness and our remediation efforts. While we are undertaking efforts to remediate this material weakness, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts at this time.
The process of designing and implementing effective internal controls and disclosure controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. To maintain and improve the effectiveness of our disclosure controls and procedures and remediate a material weakness in our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls or we may be unable to remediate the existing material weakness in our controls. In addition, testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.
If we are unable to establish and maintain appropriate internal control over financial reporting and disclosure controls and procedures or we are unable to remediate the existing material weakness in our controls, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures or failure to remediate the existing material weakness in our controls could have an adverse effect on our business and operating results, and cause a decline in the price of our Class A common stock. We also could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
We also rely in part on trade secrets, proprietary technology, and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees, consultants, and contractors and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of our platform, or certain aspects of our trade secrets, proprietary technology, and other confidential information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform.
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
Although we require our employees to not use the proprietary information or technology of others in their work for us and we are not currently subject to any claims that they have done so, we may in the future become subject to claims that these employees have divulged, or we have used, proprietary information or technology of these employees’ former employers. Litigation may be necessary to defend against these claims. If we are unable to successfully defend any such claims, we may be required to pay monetary damages and to discontinue our commercialization of certain solutions. In addition, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new solutions and features for our existing solutions, which could severely weaken our business. Even if we are successful in defending against these claims, litigation efforts are costly, time-consuming and a significant distraction to management.
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
•adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions, including the bank closures and failures;
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 51.1% of the voting power of our capital stock as of March 31, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock. Our dual class structure may also depress the trading price of our Class A common stock due to negative perceptions by market participants and other stakeholders. Certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. Similarly, several stockholder advisory firms have announced their opposition to the use of multiple-class structures. Any exclusion from indices or criticism of our corporate governance practices by stockholder advisory firms could result in a less active trading market for our Class A common stock.
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
As of March 31, 2023, unrecognized compensation costs related to unvested RSUs and unvested outstanding stock options, excluding the Executive Chairman Long-Term Performance Award, were $364.4 million and $72.2 million, respectively. These costs are expected to be recognized over a weighted-average period of 3.1 years and 2.7 years, respectively.

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
As of March 31, 2023, the aggregate unrecognized compensation cost related to the Executive Chairman Long-Term Performance Award was $103.9 million, which is expected to be recognized over the remaining derived service period of 2.8 years.
In addition, as of March 31, 2023, we had 41,244,226 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class B common stock or Class A common stock, as well as 54,904,606 total shares of Class B or Class A common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. Certain holders of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
In May 2023, our board of directors approved a $200 million share repurchase program for shares of our Class A common stock. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of cash, the market price of our Class A common stock, general market and economic conditions, applicable requirements, and other business considerations. The share repurchase program may be suspended, modified, or discontinued at any time and we have no obligation to repurchase any amount of our Class A common stock under the program. The share repurchase program has no set expiration date. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The program could increase volatility and affect the trading price of our stock, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will diminish our cash reserves.

General Risk Factors
Our business is subject to the risks of earthquakes, fire, floods, pandemics and other natural catastrophic events, and to interruption by man-made issues such as power disruptions and strikes.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics, such as the COVID-19 pandemic, and similar events. For example, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and a significant natural disaster in that area or any other location in which we have offices or facilities or employees working remotely, such as an earthquake, fire, or flood, could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
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
None.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2023	2,964,453	$6.44	2,964,453	$1,661,823
February 1 - February 28, 2023	241,355	$6.71	241,355	$38,275
March 1 - March 31, 2023	—	$—	—	$—
Total	3,205,808		3,205,808
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The information contained in Note 14 to our Condensed Consolidated Financial Statements “Subsequent Events” is hereby incorporated by reference into this Item 5.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1#*	Amended Non-Employee Director Compensation Policy.
10.2#*	Employment Arrangements with Seth Weissman.
10.3#*	Employment Arrangements with Vidya Peters.
10.4†*
Master Services Agreement by and between the Registrant and Square, Inc., dated April 19, 2016, as amended on September 1, 2016, October 18, 2016, December 24, 2016, June 30, 2017, August 2, 2017, October 1, 2017, April 1, 2018, June 6, 2019, September 20, 2019, February 7, 2020, November 18, 2020, November 18, 2020, March 13, 2021, May 21, 2021, January 27, 2022, and March 1, 2023.

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

MARQETA, INC.

Date: May 9, 2023	By:	/s/ Simon Khalaf
	Name:	Simon Khalaf
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)