Form 10-Q
period 2023-06-30
Marqeta, Inc.
filed 2023-08-08
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 475,928,000 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 54,671,318 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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
•our future financial performance, including our net revenue, costs of revenue, gross profit, and operating expenses and our ability to achieve future profitability;
•the anticipated accounting treatment of our customer agreements and the risk that such accounting treatment may be subject to further changes or developments;
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
•our ability to recognize efficiencies from the restructuring plan executed during the second quarter of 2023;
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

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$950,157	$1,183,846
Restricted cash	9,375	7,800
Short-term investments	432,354	440,858
Accounts receivable, net	15,253	15,569
Settlements receivable, net	10,515	18,028
Network incentives receivable	67,063	42,661
Prepaid expenses and other current assets	29,098	38,007
Total current assets	1,513,815	1,746,769
Property and equipment, net	14,330	7,440
Operating lease right-of-use assets, net	7,784	9,015
Goodwill	123,446	—
Other assets	44,768	7,122
Total assets	$1,704,143	$1,770,346
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,818	$3,798
Revenue share payable	125,853	142,194
Accrued expenses and other current liabilities	189,669	136,887
Total current liabilities	318,340	282,879
Operating lease liabilities, net of current portion	7,132	9,034
Other liabilities	6,056	5,477
Total liabilities	331,528	297,390
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and 1,500,000,000 Class A shares authorized, 479,526,954 and 486,530,334 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. 600,000,000 and 600,000,000 Class B shares authorized, 54,689,722 and 54,833,765 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	52	53
Additional paid-in capital	2,103,870	2,082,373
Accumulated other comprehensive loss	(1,476)	(7,237)
Accumulated deficit	(729,831)	(602,233)
Total stockholders’ equity	1,372,615	1,472,956
Total liabilities and stockholders’ equity	$1,704,143	$1,770,346
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$231,115	$186,678	$448,456	$352,780
Costs of revenue	146,506	108,629	274,685	200,005
Gross profit	84,609	78,049	173,771	152,775
Operating expenses:
Compensation and benefits	126,788	97,868	274,547	198,216
Technology	13,154	13,154	27,744	24,538
Professional services	4,873	5,794	10,310	10,564
Occupancy	1,057	1,148	2,211	2,263
Depreciation and amortization	2,494	921	4,474	1,900
Marketing and advertising	561	886	1,002	1,445
Other operating expenses	5,103	4,995	10,336	9,838
Total operating expenses	154,030	124,766	330,624	248,764
Loss from operations	(69,421)	(46,717)	(156,853)	(95,989)
Other income (expense), net	10,762	1,802	22,434	(9,875)
Loss before income tax expense	(58,659)	(44,915)	(134,419)	(105,864)
Income tax expense (benefit)	138	(227)	(6,821)	(578)
Net loss	$(58,797)	$(44,688)	$(127,598)	$(105,286)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	100	(181)	119	(200)
Net change in unrealized gain (loss) on short-term investments	1,607	(1,896)	5,642	(7,763)
Net other comprehensive income (loss)	1,707	(2,077)	$5,761	$(7,963)
Comprehensive loss	$(57,090)	$(46,765)	$(121,837)	$(113,249)

Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.08)	$(0.24)	$(0.19)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	538,267,449	544,704,146	538,988,940	543,524,008
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	541,364,099	$53	$2,082,373	$(7,237)	$(602,233)	$1,472,956
Issuance of common stock upon exercise of options	803,333	—	1,051	—	—	1,051
Issuance of common stock upon net settlement of restricted stock units	1,469,996	—	(3,746)	—	—	(3,746)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	47,027	—	—	47,027
Repurchase and retirement of common stock, including excise tax	(3,205,808)	—	(20,993)		—	(20,993)
Change in accumulated other comprehensive income (loss)	—	—	—	4,054	—	4,054
Net loss	—	—	—	—	(68,801)	(68,801)
Balance as of March 31, 2023	540,431,620	$53	$2,107,814	$(3,183)	$(671,034)	$1,433,650
Issuance of common stock upon exercise of options	827,683	—	1,310	—	—	1,310
Issuance of common stock under employee stock purchase plan	446,228	—	1,775	—	—	1,775
Issuance of common stock upon net settlement of restricted stock units	2,679,165	—	(6,324)	—	—	(6,324)
Vesting of common stock warrants	—	—	2,372	—	—	2,372
Share-based compensation	—	—	45,419	—	—	45,419
Repurchase and retirement of common stock, including excise tax	(10,168,020)	(1)	(48,496)	—	—	(48,497)
Change in accumulated other comprehensive income (loss)	—	—	—	1,707	—	1,707
Net loss	—	—	—	—	(58,797)	(58,797)
Balance as of June 30, 2023	534,216,676	$52	$2,103,870	$(1,476)	$(729,831)	$1,372,615

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	541,383,518	$54	$1,993,055	$(2,230)	$(417,453)	$1,573,426
Issuance of common stock upon exercise of options	1,604,022	—	2,285	—	—	2,285
Repurchase of early exercised stock options	(22,751)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	642,827	—	(4,702)	—	—	(4,702)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	37,005	—	—	37,005
Change in accumulated other comprehensive income (loss)	—	—	—	(5,886)	—	(5,886)
Net loss	—	—	—	—	(60,598)	(60,598)
Balance as of March 31, 2022	543,607,616	$54	$2,029,745	$(8,116)	$(478,051)	$1,543,632
Issuance of common stock upon exercise of options	1,314,467	—	1,543	—	—	1,543
Repurchase of early exercised stock options	(28,268)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	368,955	—	2,775	—	—	2,775
Issuance of common stock upon net settlement of restricted stock units	670,960	—	(3,878)	—	—	(3,878)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	35,148	—	—	35,148
Change in accumulated other comprehensive income (loss)	—	—	—	(2,077)	—	(2,077)
Net loss	—	—	—	—	(44,688)	(44,688)
Balance as of June 30, 2022	545,933,730	$54	$2,067,435	$(10,193)	$(522,739)	$1,534,557
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(127,598)	$(105,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,474	1,900
Share-based compensation expense	90,164	72,153
Non-cash postcombination compensation expense	32,430	—
Non-cash operating leases expense	1,231	1,111
Amortization of premium (accretion of discount) on short-term investments	(2,311)	338
Impairment of other financial instruments	—	11,616
Other	499	326
Changes in operating assets and liabilities:
Accounts receivable	63	5,067
Settlements receivable	7,513	833
Network incentives receivable	(24,402)	17,133
Prepaid expenses and other assets	14,467	(14,982)
Accounts payable	(3,239)	(1,609)
Revenue share payable	(16,341)	(4,092)
Accrued expenses and other liabilities	(11,828)	(6,987)
Operating lease liabilities	(1,642)	(1,464)
Net cash used in operating activities	(36,520)	(23,943)
Cash flows from investing activities:
Purchases of property and equipment	(668)	(868)
Capitalization of internal-use software	(6,395)	—
Business combination, net of cash acquired	(131,914)	—
Purchases of short-term investments	(279,548)	(12,999)
Maturities of short-term investments	296,000	12,900
Net cash used in investing activities	(122,525)	(967)
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	2,299	3,407
Proceeds from shares issued in connection with employee stock purchase plan	1,775	2,775
Taxes paid related to net share settlement of restricted stock units	(10,070)	(8,580)
Repurchase of common stock	(67,073)	—
Net cash used in financing activities	(73,069)	(2,398)
Net decrease in cash, cash equivalents, and restricted cash	(232,114)	(27,308)
Cash, cash equivalents, and restricted cash- Beginning of period	1,191,646	1,255,381
Cash, cash equivalents, and restricted cash - End of period	$959,532	$1,228,073
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$950,157	$1,220,273
Restricted cash	9,375	7,800
Total cash, cash equivalents, and restricted cash	$959,532	$1,228,073
Supplemental disclosures of cash flow information:
Cash paid for operating lease liabilities	$2,096	$2,039
Cash paid for income taxes	$915	$84
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$137	$1,184
Share-based compensation capitalized to internal-use software	$2,282	$—
Repurchase of common stock, including excise tax, accrued and not yet paid	$2,417	$—
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)

1.    Business Overview and Basis of Presentation
Marqeta, Inc., (“the Company”) creates digital payment technology for innovation leaders. The Company's modern card issuing platform places control over payment transactions into the hands of its customers enabling them to develop modern, state-of-the-art product experiences.
The Company provides all of its customers with issuer processor services and for most of its customers it also acts as a card program manager. The Company primarily earns revenue from processing card transactions for its customers.
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States and United Kingdom and a legal entity in Australia, Brazil, Canada, and Singapore as of June 30, 2023.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 28, 2023. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.
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
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the three and six months ended June 30, 2023, the Company incurred net losses of $58.8 million and $127.6 million, respectively, and had an accumulated deficit of $729.8 million as of June 30, 2023. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies and developing the existing platform infrastructure. The Company believes that its Cash and cash equivalents of $950.2 million and Short-term investments of $432.4 million as of June 30, 2023 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.

2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies during the three and six months ended June 30, 2023, except for the addition of new policies relating to business combinations, goodwill and acquisition-related intangible assets, and restructuring as described below.
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources, and evaluating the Company's financial performance.
For the three and six months ended June 30, 2023 and 2022, revenue outside of the United States, based on the billing address of the customer, was not material. As of June 30, 2023 and December 31, 2022, long-lived assets located outside of the United States were not material.
Restricted Cash
Restricted cash consists of deposits with financial institutions that issue payment cards (credit, debit, or prepaid) either on their own behalf or on behalf of businesses that issue customized card products to their end users (“Issuing Banks”) to provide the Issuing Bank collateral in the event that customers’ funds are not deposited at the Issuing Banks in time to settle customers’ transactions with the networks that provide the infrastructure for settlement and card payment information flows (“Card Networks”). Restricted cash also includes cash used to secure a letter of credit for the Company’s lease of its office headquarters in Oakland, California.
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

Goodwill and Acquisition-related Intangible Assets
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill amounts are not amortized. Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis. Goodwill and acquisition-related intangible assets are tested for impairment at least annually, and more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable.
Deferred Contract Costs
Deferred contract costs mainly consist of sales commissions and related fringe benefits that are incremental costs of obtaining contracts with customers. The Company amortizes the costs incurred on initial contracts on a straight-line basis over an estimated period of benefit determined to be approximately four years. The period of benefit is determined based on a review of customer contract terms and churn rates. The Company exercises the practical expedient to expense commissions on arrangements in which the amortization period is expected to be one year or less. Deferred contract costs that will be recognized during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other assets on the Condensed Consolidated Balance Sheets. The amortization of these costs is recorded within Compensation and benefits expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Restructuring
Restructuring costs stem from employee related severance charges and include both cash and non-cash compensation. The Company generally recognizes restructuring costs upon communication of the plan to the identified employees or when payments are probable and amounts are estimable, depending on the region an employee works. Restructuring liabilities are classified in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform services revenue, net	$226,198	$181,102	$436,530	$342,100
Other services revenue	4,917	5,576	11,926	10,680
Total net revenue	$231,115	$186,678	$448,456	$352,780

Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	June 30, 2023	December 31, 2022
Contract assets - current	Prepaid expenses and other current assets	$134	$621
Contract assets - non-current	Other assets	2,107	1,323
Total contract assets		$2,241	$1,944
Deferred revenue - current	Accrued expenses and other current liabilities	$12,971	$17,048
Deferred revenue - non-current	Other liabilities	4,954	4,202
Total deferred revenue		$17,925	$21,250
Net revenue recognized during the three months ended June 30, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $3.2 million and $3.4 million, respectively. Net revenue recognized during the six months ended June 30, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $7.8 million and $8.4 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term.
4.    Short-term Investments

During the second quarter of 2023, the Company renamed the Marketable securities financial statement line item to Short-term investments in the Condensed Consolidated Balances Sheets to more accurately align with the Company’s current investment portfolio.
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's short-term investments consisted of the following:

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$251,806	$—	$(1,201)	$250,605
U.S. agency securities	68,403	3	(64)	68,342
Commercial paper	28,262	1	—	28,263
Asset-backed securities	11,705	—	(39)	11,666
Corporate debt securities	11,013	—	(28)	10,985
Certificate of deposits	62,493	—	—	62,493
Total short-term investments	$433,682	$4	$(1,332)	$432,354

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term investments
U.S. treasury securities	$384,951	$—	$(6,949)	$378,002
U.S. agency securities	29,012	47	—	29,059
Commercial paper	28,815	—	—	28,815
Corporate debt securities	5,049	—	(67)	4,982
Total short-term investments	$447,827	$47	$(7,016)	$440,858
The Company had thirty-seven and thirteen separate short-term investments in unrealized loss positions as of June 30, 2023 and December 31, 2022, respectively. The Company does not intend to sell any short-term investments that have unrealized losses as of June 30, 2023, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022. For short-term investments that have unrealized losses, the Company evaluated whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments, there were no material credit or non-credit related impairments as of June 30, 2023.
The following table summarizes the stated maturities of the Company’s short-term investments:

	June 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$309,082	$308,166	$447,827	$440,858
Due after one year through two years	124,600	124,188	—	—
Total	$433,682	$432,354	$447,827	$440,858

5.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	June 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$447,636	$—	$—	$447,636
Commercial paper	—	19,983	—	19,983
Short-term investments
U.S. government securities	250,605	—	—	250,605
U.S. agency securities	—	68,342		68,342
Commercial paper	—	28,263	—	28,263
Asset-backed securities	—	11,666	—	11,666
Corporate debt securities	—	10,985	—	10,985
Certificate of deposit	$—	$62,493	—	62,493
Total assets	$698,241	$201,732	$—	$899,973
Accrued expenses and other current liabilities
Contingent consideration liability	$—	$—	$53,067	$53,067
Total liabilities	$—	$—	$53,067	$53,067

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$462,459	$—	$—	$462,459
Short-term investments
U.S. government securities	378,002	—	—	378,002
U.S. agency securities	—	29,059	—	29,059
Commercial paper	—	28,815	—	28,815
Corporate debt securities	—	4,982	—	4,982
Total assets	$840,461	$62,856	$—	$903,317
The Company classifies money market funds, commercial paper, U.S. government securities, U.S. agency securities, asset-backed securities, corporate debt securities, and certificate of deposits within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
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
There were no transfers of financial instruments between the fair value hierarchy levels during the three and six months ended June 30, 2023 and the year ended December 31, 2022.

6.    Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$8,569	$9,082
Inventory	5,046	5,150
Prepaid hosting and data costs	4,672	6,443
Accrued interest receivable	4,164	3,983
Prepaid insurance	392	3,729
Card program deposits	128	2,128
Contract assets, current	135	621
Other current assets	5,992	6,871
Prepaid expenses and other current assets	$29,098	$38,007
Property and Equipment, net
Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Leasehold improvements	$8,110	$8,110
Computer equipment	8,965	9,115
Furniture and fixtures	2,519	2,542
Internally developed and purchased software	11,813	3,082
	31,407	22,849
Accumulated depreciation and amortization	(17,077)	(15,409)
Property and equipment, net	$14,330	$7,440
Depreciation and amortization expense was $2.5 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $4.5 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.
The Company capitalized $4.6 million and $8.7 million as internal-use software development costs during the three and six months ended June 30, 2023, respectively. Internal-use software development costs during the three and six months ended June 30, 2022 were not material during the respective periods.
Other Assets
Other assets consisted of the following:

	June 30, 2023	December 31, 2022
Contract assets, noncurrent	$2,106	$1,323
Deferred tax assets	776	1,240
Other noncurrent assets	3,326	4,559
Acquired developed technology, net	38,560	—
Other assets	$44,768	$7,122

The amortization period for acquired developed technology is 7 years. Amortization expense for acquired developed technology was $1.5 million and $2.4 million for three and six months ended June 30, 2023, respectively.
Expected future amortization expense for acquired developed technology was as follows as of June 30, 2023:

Remainder of 2023	$2,929
2024	5,857
2025	5,857
2026	5,857
2027	5,857
Thereafter	12,203
Total expected future amortization expense for acquired developed technology	$38,560
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued costs of revenue	$66,272	$57,191
Contingent consideration liability	53,067	—
Accrued compensation and benefits	18,161	41,268
Accrued restructuring	9,567	—
Deferred revenue	12,971	17,048
Accrued tax liabilities	4,573	4,978
Accrued professional services	3,885	4,784
Operating lease liabilities, current portion	3,654	3,394
Reserve for contract contingencies and processing errors	2,538	2,494
Other accrued liabilities	14,981	5,730
Accrued expenses and other current liabilities	$189,669	$136,887
Other Liabilities
Other liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Deferred revenue, net of current portion	$4,954	$4,202
Other long-term liabilities	1,102	1,275
Other liabilities	$6,056	$5,477

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
The Company's operating lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$843	$843	$1,686	$1,686
Variable lease cost	98	261	229	418
Short-term lease cost	39	219	147	331
Total lease cost	$980	$1,323	$2,062	$2,435
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining operating lease term (in years)	2.6	3.1
Weighted average discount rate	7.7%	7.7%
Maturities of the Company’s operating lease liabilities by year are as follows as of June 30, 2023:

Remainder of 2023	$2,142
2024	4,472
2025	4,599
2026	780
Total lease payments	11,993
Less imputed interest	(1,207)
Total operating lease liabilities	$10,786
Letters of Credit
In connection with the lease for its corporate headquarters office space, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, which deposit is classified as Restricted cash in the Condensed Consolidated Balance Sheets.
Purchase Obligations
As of June 30, 2023, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $213.0 million, payable over the next 5 years. These purchase obligations include $197.7 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.

Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of eligible compensation that an employee contributes. During the three months ended June 30, 2023 and 2022, the Company contributed a total of $1.5 million and $1.3 million to its defined contribution plans, respectively. During the six months ended June 30, 2023 and 2022, the Company contributed a total of $3.7 million and $3.4 million to its defined contribution plans, respectively.
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of June 30, 2023 and December 31, 2022, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
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
Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. With respect to Issuing Banks, the Company has received requests for indemnification from time to time and may indemnify the Issuing Bank for losses the Issuing Bank may incur for non-compliance with applicable law and regulation, if those losses resulted from the Company’s failure to perform under its program agreement with the Issuing Bank.
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon the Company to provide indemnification under such agreements and there are no claims that the Company is aware of that could have a material effect on its Condensed Consolidated Financial Statements.
The Company also includes service level commitments to its customers, warranting certain levels of performance and permitting those customers to receive credits in the event the Company fails to meet the levels specified.
8.    Stock Incentive Plans
The Company has granted share-based awards to employees, non-employee directors, and other service providers of the Company under the Amended and Restated 2011 Equity Incentive Plan (“2011 Plan”) and the 2021 Stock Option and Incentive Plan (“2021 Plan”), collectively, the Plans. The 2011 Plan was terminated in June 2021 in connection with the Company’s initial public offering (“IPO”) but continues to govern the terms of outstanding awards that were granted prior to the IPO. Additionally, the Company offers an employee stock purchase plan (“ESPP”), which allows employees to purchase shares of common stock at 85% of the fair value of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. The offering periods are six months long and start in May and November of each year.
The following table presents the share-based compensation expense recognized in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	$25,179	$15,078	$49,970	$30,423
Stock options	5,309	6,160	12,793	13,818
Executive Chairman Long-Term Performance Award	13,267	13,267	26,388	26,388
Employee Stock Purchase Plan	410	643	1,013	1,524
Total	$44,165	$35,148	$90,164	$72,153
Restricted Stock Units
Restricted stock units (“RSUs”), generally vest over three or four years.
A summary of the Company's RSU activity under the Plans is as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2022	34,146,546	$9.74
Granted	26,556,500	4.45
Vested	(6,289,563)	9.60
Canceled and forfeited	(9,271,109)	8.39
Balance as of June 30, 2023	45,142,374	$6.92
As of June 30, 2023, unrecognized compensation costs related to unvested RSUs was $283.4 million. These costs are expected to be recognized over a weighted-average period of 2.9 years.
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

A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Balance as of December 31, 2022	36,156,445	$16.37	7.67 years	$29,101
Granted	6,080,148	5.35
Exercised	(1,631,016)	1.41
Canceled and forfeited	(2,228,604)	10.45
Balance as of June 30, 2023	38,376,973	$15.61	7.75 years	$14,943
Exercisable as of June 30, 2023(2)	11,157,842	$11.17	7.39 years	$13,162
Vested as of June 30, 2023	8,267,104	$9.39	6.26 years	$11,972
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options. Accordingly, options granted under this plan are included as exercisable stock options regardless of vesting status.
As of June 30, 2023, aggregate unrecognized compensation costs related to unvested outstanding stock options, excluding the Executive Chairman Long-Term Performance Award, was $57.0 million. These costs are expected to be recognized over a weighted-average period of 2.5 years.
The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (1)	2022	2023	2022
Dividend yield	—%	0.0%	0.0%	0.0%
Expected volatility	—%	61.90%	70.78%	59.37%
Expected term (in years)	—	6.08	6.04	6.08
Risk-free interest rate	—%	2.81%	3.78%	2.18%
(1) The Company did not grant any stock options during the three months ended June 30, 2023.
The fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the Nasdaq Global Select Market.
Executive Chairman Long-Term Performance Award
In April and May 2021, the Company’s board of directors granted the Company’s Executive Chairman and then-Chief Executive Officer equity incentive awards in the form of performance-based stock options covering 19,740,923 and 47,267 shares of the Company’s Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively (collectively, the “Executive Chairman Long-Term Performance Award,” formerly known as the CEO Long-Term Performance Award). The Executive Chairman Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price hurdles over a seven-year performance period following the expiration of the lock-up period associated with the Company’s IPO in 2021. The stock price hurdle will be achieved if the average closing price of a share of the Company’s Class A common stock during any 90 consecutive trading day period during the performance period equals or exceeds the Company stock price hurdle set forth in the table below.

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
As of June 30, 2023, the aggregate unrecognized compensation cost of the Executive Chairman Long-Term Performance Award was $90.6 million, which is expected to be recognized over the remaining derived service period of 2.6 years.
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
As of June 30, 2023, 886,470 warrants were vested. The Company recorded $2.4 million and $4.5 million as a reduction of revenue during the three and six months ended June 30, 2023, respectively. The Company recorded $1.8 million and $3.4 million as a reduction of revenue during the three and six months ended June 30, 2022, respectively. Upon vesting, the fair values of the vested warrants are recorded into the Company’s Additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the customer over the term of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.
Share Repurchase Programs
On September 14, 2022, the Company’s board of directors authorized a share repurchase program of up to $100 million of the Company’s Class A common stock beginning September 15, 2022 (“2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The 2022 Share Repurchase Program has no set expiration date; however, repurchases under the program were complete as of March 31, 2023.

During the six months ended June 30, 2023, the Company repurchased and subsequently retired 3.2 million shares for $21.0 million under the 2022 Share Repurchase Program, for an average price of $6.46. The total price of the shares repurchased and related transaction costs and excise taxes are reflected as a reduction to Common stock and additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.
On May 8, 2023, the Company’s board of directors authorized a share repurchase program of up to $200 million of the Company’s Class A common stock (“2023 Share Repurchase Program”). Under the 2023 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The 2023 Share Repurchase Program has no set expiration date.
During the three and six months ended June 30, 2023, the Company repurchased and subsequently retired 10.2 million shares for $48.5 million under the 2023 Share Repurchase Program, for an average price of $4.75. The total price of the shares repurchased and related transaction costs and excise taxes are reflected as a reduction to Common stock and additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.
As of June 30, 2023, $151.7 million remained available for future share repurchases under the 2023 Share Repurchase Program.
10.    Net Loss Per Share Attributable to Common Stockholders
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to Class A and Class B common stockholders	$(58,797)	$(44,688)	$(127,598)	$(105,286)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	538,267,449	544,704,146	538,988,940	543,524,008
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.11)	$(0.08)	$(0.24)	$(0.19)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the three and six months ended June 30, 2023 and 2022.
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

Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of June 30,
	2023	2022
Warrants to purchase Class B common stock	1,900,000	1,900,000
Stock options outstanding, including early exercise of options	38,376,973	41,524,641
Unvested RSUs outstanding	45,142,374	20,470,957
Shares committed under the ESPP	277,286	247,589
Stock options and RSUs available for future grants	62,079,654	75,973,184
Total	147,776,287	140,116,371
11.    Income Tax
The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company recorded income tax expense of $0.1 million and an income tax benefit $0.2 million for three months ended June 30, 2023 and 2022, respectively. The Company recorded an income tax benefit of $6.8 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. The income tax benefit for the six months ended June 30, 2023 was primarily attributed to a $7.2 million partial valuation allowance release due to the acquisition of Power Finance Inc. (see Note 13 “Business Combination” for additional information), offset by $0.4 million of income tax expenses resulting from profitable foreign operations. The income tax benefit for the six months ended June 30, 2022 was primarily attributable to stock-based compensation deductions for certain foreign jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted in the United States. The Inflation Reduction Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. The amount of excise tax accrued for repurchases made by the Company during the three and six months ended June 30, 2023, was immaterial. The remaining corporate tax changes included in the Inflation Reduction Act are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.
12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, and unbilled customers' receivable (collectively, “customers' receivables”, and “settlements receivable”). Cash on deposit with financial institutions may exceed federally insured limits. Cash and cash equivalents as of June 30, 2023 and December 31, 2022 include $447.6 million and $462.5 million, respectively, of investments managed by four financial institutions, which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.
As of June 30, 2023, short-term investments were $432.4 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries and U.S. agency securities, which amounted to $318.9 million, or 74% of the short-term investments, commercial paper which amounted to $28.3 million, or 7% of the short-term investments, and certificate of deposits which amount to $62.5 million, or 14% of the short-term investments. As of June 30, 2023, all debt securities within the Company's portfolio are investment grade.
As of December 31, 2022, short-term investments were $440.9 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries and U.S. agency securities, which amounted to $407.1 million, or 92% of the short-term investments. As of December 31, 2022, all debt securities within the Company's portfolio are investment grade.

A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended June 30, 2023 and 2022, 77% and 83% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank, respectively. For the six months ended June 30, 2023 and 2022, 78% and 84% of Total Processing Volume was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one customer. For the three months ended June 30, 2023 and 2022, this customer accounted for 78% and 69% of the Company’s net revenue, respectively. For the six months ended June 30, 2023 and 2022, this customer accounted for 77% and 68% of the Company’s net revenue, respectively. As of June 30, 2023, another customer accounted for 12% of the Company’s customers’ receivables.
13.    Business Combination
On February 3, 2023, the Company acquired all outstanding stock of Power Finance Inc. (“Power Finance”) for a base cash purchase price of $221.9 million. The purchase price does not include a $53.1 million contingent consideration tied to performance-based goals which were expected to be achieved within 12 months from the date of acquisition. The Company determined the acquisition-date fair value of the contingent consideration liability, based on the likelihood of payment related to the contingent earn-out clauses, as part of the consideration transferred.
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

The financial results of Power Finance are included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. Separate operating results and pro forma results of operations for Power Finance have not been presented as the effect of this acquisition was not material to the Company’s financial results. Acquisition-related third-party transaction costs were $0.4 million and $1.9 million for the three and six months ended June 30, 2023, respectively, and are included in Professional services in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In July 2023, the Company paid out $52.7 million as the performance-based goals tied to the contingent consideration were achieved during the period ended June 30, 2023.
14.    Restructuring
During the second quarter of 2023, the Company approved a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses and improve profitability by reducing the Company’s workforce. The net restructuring charges incurred in connection with the Restructuring Plan is approximately $8.4 million, which is expected to be substantially complete by the end of the third quarter of 2023.
The Company recorded $8.4 million in restructuring charges during the three and six months ended June 30, 2023, which consisted of $14.2 million primarily related to one-time severance and benefit payments, as well as a net reduction of stock-based compensation of $2.9 million related to the vesting of certain equity awards and the forfeiture of certain equity awards which are accounted for as occurred. Additionally, the Company reduced previously accrued bonuses for impacted employees of $2.9 million due to the terms of the Restructuring Plan. These costs were included in Compensation and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table summarizes the Company’s restructuring liability that is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet:

Balance as of December 31, 2022	$—
Restructuring charges	14,167
Cash payments	(4,600)
Balance as of June 30, 2023	$9,567
15.    Subsequent Event
On August 4, 2023, the Company and Block, Inc. (formerly Square, Inc., or “Block”) executed a contract amendment (“the Amendment”), effective as of July 1, 2023, to their Master Services Agreement (together the “Amended Agreement”). Pursuant to the terms of the Amended Agreement, the Cash App program term will expire on June 30, 2027 and shall automatically renew thereafter for successive one-year periods, unless terminated earlier by either party. In addition to reduced pricing for the Cash App program, the Amended Agreement provides that the Company will continue to provide various services to Block, though Block will be responsible for defining and managing the primary Card Network relationship for the Cash App program going forward, including being responsible for managing the financial relationship between the Cash App Program and the primary Card Network, choosing the card brand, determining the product type, and meeting program parameters. The Amendment also includes a continuation of services for the Cash App program for a period of time in the event of a change of control of the Company.

As a result of the Amendment, the Company will no longer serve as principal in providing services to Block for the Cash App program as it relates to that program’s primary Card Network volume. Beginning on July 1, 2023, fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume will be netted against amounts earned from the Cash App program within Net Revenue such that Net Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss will reflect the net amount of consideration that the Company retains on Cash App primary Card Network volume. In prior periods, these fees were included within Costs of Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
Overview
Marqeta’s modern card issuing platform empowers our customers to create customized and innovative payment cards, giving them the ability to build more configurable and flexible payment experiences. We serve customers in multiple industry verticals including on-demand services, lending (including buy now, pay later (“BNPL”) financing), expense management, disbursements, online marketplaces, and digital banking. Before the rise of modern card issuing, issuing cards was slow, complex, and subject to mistakes. Marqeta helps solve these problems. Our platform, powered by open Application Programming Interfaces (“APIs”), enables businesses to develop modern, frictionless payment card experiences for consumer and commercial use cases.
Our modern architecture allows for flexibility, a high degree of configurability, and accelerated product development, democratizing access to card issuing technology. It also enables us to rapidly expand our platform’s functionality, creating added value for our customers. Depending on a customer’s desired level of control and responsibility, Marqeta can work with companies in a range of different configurations:
•Managed By Marqeta: With Managed By Marqeta (“MxM”), Marqeta provides an Issuing Bank partner to act as the Bank Identification Number sponsor (the “BIN sponsor”), for the customer’s card program, manages the customer’s card program on behalf of the Issuing Bank, and provides a full-range of services including configuring many of the critical resources required by a customer’s production environment. In addition to providing customer access to the Marqeta dashboard via our APIs and payment processing, Marqeta also manages a number of the primary tasks related to launching a card program, such as defining and managing the program, operating the program and managing certain profitability components, and managing compliance with applicable regulations, Issuing Bank and Card Network rules. Also available to our MxM customers are a variety of managed services, including dispute management, fraud scoring, card fulfillment, and cardholder support services.
•Powered By Marqeta: With Powered By Marqeta (“PxM”) Marqeta also provides customers access to the Marqeta dashboard via our APIs, provides payment processing, and assists with certain configuration elements that enable the customer to use the platform independently. Unlike under our Managed By Marqeta card programs, our PxM customers are responsible for other elements of the card program, including defining and managing the program with the Card Networks and Issuing Bank as well as managing compliance with applicable regulations, Issuing Bank and Card Network rules.
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

Recent Developments
Block Contract Renewal
On August 4, 2023, we executed a contract amendment (“the Amendment”) to the Master Services Agreement with Block, effective as of July 1, 2023. In addition to reduced pricing for the Cash App program, the Amendment provides that Block will be responsible for defining and managing the Cash App program with respect to the primary card network going forward. The reduction in pricing paired with the expected change to our revenue presentation occurring as a result of the Amendment, will reduce reported net revenue. In addition, on an overall basis, we expect the revised relationship will decrease gross profit and increase our gross margin percentage. For more information on the Amendment, see Note 15 “Subsequent Events” to our condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Processing Volume (TPV) (in millions)	$53,615	$40,457	$103,635	$77,083

Net revenue (in thousands)	$231,115	$186,678	$448,456	$352,780
Gross profit (in thousands)	$84,609	$78,049	$173,771	$152,775
Gross margin	37%	42%	39%	43%
Net loss (in thousands)	$(58,797)	$(44,688)	$(127,598)	$(105,286)
Net loss margin	(25)%	(24)%	(28)%	(30)%
Total operating expenses (in thousands)	$154,030	$124,766	$330,624	$248,764

Non-GAAP Measures:
Adjusted EBITDA (in thousands)	$824	$(10,225)	$(3,521)	$(20,678)
Adjusted EBITDA margin	0.4%	(5)%	(1)%	(6)%
Non-GAAP operating expenses (in thousands)	$83,785	$88,274	$177,292	$173,453
Total Processing Volume (TPV) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; restructuring charges; acquisition-related expenses which consist of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions and non-cash postcombination compensation expenses; income tax expense (benefit); and other income (expense) net, which consists of interest income from our short-term investments, realized foreign currency gains and losses, our share of equity method investments’ profit or loss, impairment of equity method investments or other financial instruments, and gain from sale of equity method investments. We believe that Adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into our calculation of our annual employee bonus plans. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA.
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
Non-GAAP operating expenses - Non-GAAP operating expenses is a non-GAAP financial measure that is calculated as total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; restructuring charges; and acquisition-related expenses which consists of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions, and non-cash postcombination compensation expenses. We believe that non-GAAP operating expenses is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of

Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of total operation expenses to non-GAAP operating expenses.
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
Operating Expenses
Compensation and Benefits. Compensation and benefits consist primarily of salaries, employee benefits, severance and other termination benefits, incentive compensation, contractors’ cost, and share-based compensation.
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
Other Income (Expense), net
Other income (expense), net consists primarily of interest income from our short-term investments, gain from sale of equity method investments, impairment of equity method investments or other financial instruments, equity method investment share of loss, and realized foreign currency gains and losses.
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes, and U.K., Australia, and Canada income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net revenue	$231,115	$186,678	$448,456	$352,780
Costs of revenue	146,506	108,629	274,685	200,005
Gross profit	84,609	78,049	173,771	152,775
Operating expenses:
Compensation and benefits	126,788	97,868	274,547	198,216
Technology	13,154	13,154	27,744	24,538
Professional services	4,873	5,794	10,310	10,564
Occupancy	1,057	1,148	2,211	2,263
Depreciation and amortization	2,494	921	4,474	1,900
Marketing and advertising	561	886	1,002	1,445
Other operating expenses	5,103	4,995	10,336	9,838
Total operating expenses	154,030	124,766	330,624	248,764
Loss from operations	(69,421)	(46,717)	(156,853)	(95,989)
Other income (expense), net	10,762	1,802	22,434	(9,875)
Loss before income tax expense	(58,659)	(44,915)	(134,419)	(105,864)
Income tax expense (benefit)	138	(227)	(6,821)	(578)
Net loss	$(58,797)	$(44,688)	$(127,598)	$(105,286)

Comparison of the Three Months Ended June 30, 2023 and 2022
Net Revenue

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Net revenue:
Total platform services, net	$226,198	$181,102	$45,096	25%
Other services	4,917	5,576	(659)	(12)%
Total net revenue	$231,115	$186,678	$44,437	24%

Total Processing Volume (TPV) (in millions)	$53,615	$40,457	$13,158	33%
Total net revenue increased by $44.4 million, or 24%, for the three months ended June 30, 2023 compared to the same period in 2022, of which an increase of $51.5 million was attributable to our largest customer, Block. The increase in net revenue was primarily driven by a 33% increase in TPV partially offset by unfavorable changes in the mix of our card programs, particularly the growth of our PxM offering, as well as one customer migrating a portion of one of their programs to a competitor starting in Q3 2022.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services, and PxM customers. The growth in TPV for our top five customers, as determined by their individual TPV in each respective period, was 34% in the three months ended June 30, 2023 compared to the same period in 2022, while TPV from all other customers, as a group, grew by 25% in the three months ended June 30, 2023 compared to the same period in 2022. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Costs of revenue:
Card Network fees, net	$135,004	$96,412	$38,592	40%
Issuing Bank fees	7,772	7,722	50	1%
Other	3,730	4,495	(765)	(17)%
Total costs of revenue	$146,506	$108,629	$37,877	35%

Gross profit	$84,609	$78,049	$6,560	8%
Gross margin	37%	42%
Costs of revenue increased by $37.9 million, or 35%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increased Card Network fees as a result of the 33% increase in TPV, a 42% increase in the number of corresponding transactions and unfavorable changes in our card program mix. Card Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Issuing Bank fees remained relatively flat for the three months ended June 30, 2023 compared to the same period in 2022, as a result of the increase in TPV being offset by lower net fees paid to certain Issuing Banks. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $6.6 million, or 8%, in the three months ended June 30, 2023 compared to the same period in 2022, and our gross margin decreased by 5 percentage points in the three months ended June 30, 2023 compared to the same period in 2022.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	82,623	62,720	$19,903	32%
Share-based compensation	44,165	35,148	$9,017	26%
Total compensation and benefits	126,788	97,868	$28,920	30%
Percentage of net revenue	55%	52%
Technology	13,154	13,154	—	—%
Percentage of net revenue	6%	7%
Professional services	4,873	5,794	(921)	(16)%
Percentage of net revenue	2%	3%
Occupancy	1,057	1,148	(91)	(8)%
Percentage of net revenue	—%	1%
Depreciation and amortization	2,494	921	1,573	171%
Percentage of net revenue	1%	—%
Marketing and advertising	561	886	$(325)	(37)%
Percentage of net revenue	—%	—%
Other operating expenses	5,103	4,995	108	2%
Percentage of net revenue	2%	3%
Total operating expenses	$154,030	$124,766	$29,264
Percentage of net revenue	67%	67%
Salaries, bonus, benefits, and payroll taxes increased by $19.9 million primarily due to a $22.9 million, or 47%, increase in employee salaries, partially offset by a $0.7 million, or 24%, decrease in contractor expense. The increase in employee salaries was driven by the increase in average headcount, $9.8 million in post combination compensation costs to former employees of Power Finance and $11.3 million in costs related to the restructuring.
Share-based compensation increased by $9.0 million in the three months ended June 30, 2023 compared to the same period in 2022 mainly due to the increase in the number of RSUs awards granted to employees as further detailed in the table below:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Share-based compensation
Restricted stock units	$25,179	$15,078	$10,101	67%
Stock options	5,309	6,160	(851)	(14)%
Executive Chairman Long-Term Performance Award	13,267	13,267	—	—%
Employee Stock Purchase Plan	410	643	(233)	(36)%
Total share-based compensation	$44,165	$35,148	$9,017	26%
Technology expenses remained relatively flat for the three months ended June 30, 2023 compared to the same period in 2022 as efficiency initiatives offset the growth in transactions, TPV and technology and product focused headcount.
Professional services expenses decreased by $0.9 million, or 16%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in consulting fees and recruiting fees.

Occupancy expense remained relatively flat for the three months ended June 30, 2023 compared to the same period in 2022.
Depreciation and amortization expense increased by $1.6 million, or 171%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to the amortization of acquired developed technology stemming from the Power Finance acquisition for the three months ended June 30, 2023.
Marketing and advertising expenses decreased by $0.3 million, or 37%, for the three months ended June 30, 2023 compared to the same period in 2022 due to decreased conference and trade show costs incurred in the current year.
Other operating expenses remained relatively flat for the three months ended June 30, 2023 compared to the same period in 2022.
Other Income (Expense), net

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other income (expense), net	$10,762	$1,802	$8,960	497%
Percentage of net revenue	5%	1%
Other income (expense), net increased by $9.0 million, or 497%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in interest income earned on our short-term investments portfolio and cash deposits in the second quarter of 2023.
Customer Concentration
We generated 78% and 69% of our net revenue from our largest customer, Block, during the three months ended June 30, 2023 and 2022, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022
Net Revenue

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Net revenue:
Total platform services, net	$436,530	$342,100	94,430	28%
Other services	11,926	10,680	1,246	12%
Total net revenue	$448,456	$352,780	$95,676	27%

Total Processing Volume (TPV) (in millions)	$103,635	$77,083	$26,552	34%
Total net revenue increased by $95.7 million, or 27%, for the six months ended June 30, 2023 compared to the same period in 2022, of which $105.9 million was generated by Block. The increase in net revenue was primarily driven by the 34% increase in TPV, partially offset by unfavorable changes in the mix of our card programs, particularly the growth of our Powered By Marqeta offering, as well as one customer migrating a portion of one of their programs to a competitor starting in Q3 2022.
Other services revenue increased $1.2 million, or 12%, in the six months ended June 30, 2023 compared to the same period in 2022 due primarily to the increase in card fulfillment revenue.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services and PxM customers. The growth in TPV for our top five customers, as determined by their individual TPV in each respective period, was 37% in the six months ended June 30, 2023 compared to the same period in 2022, while TPV from all other customers, as a group, grew by 21% in the six months ended June 30, 2023 compared to the same period in 2022. Note that the top five customers may differ between the two periods.

Costs of Revenue and Gross Margin

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Costs of revenue:
Card Network fees, net	251,637	175,993	$75,644	43%
Issuing Bank fees	15,052	15,023	29	—%
Other	7,996	8,989	(993)	(11)%
Total costs of revenue	$274,685	$200,005	$74,680	37%

Gross profit	$173,771	$152,775	$20,996	14%
Gross margin	39%	43%
Costs of revenue increased by $74.7 million, or 37%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increased Card Network fees as a result of the 34% increase in TPV, a 43% increase in the number of corresponding transactions and unfavorable changes in our card program mix. Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
Issuing Bank fees remained relatively flat for the six months ended June 30, 2023 compared to the same period in 2022. Issuing Bank fees are typically determined based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline.
As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $21.0 million, or 14%, for the six months ended June 30, 2023 compared to the same period in 2022. Our gross margin remained relatively flat during the six months ended June 30, 2023 compared to the same period in 2022.

Operating Expenses

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	184,383	126,063	$58,320	46%
Share-based compensation	90,164	72,153	$18,011	25%
Total compensation and benefits	274,547	198,216	$76,331	39%
Percentage of net revenue	61%	56%
Technology	27,744	24,538	3,206	13%
Percentage of net revenue	6%	7%
Professional services	10,310	10,564	(254)	(2)%
Percentage of net revenue	2%	3%
Occupancy	2,211	2,263	(52)	(2)%
Percentage of net revenue	—%	1%
Depreciation and amortization	4,474	1,900	2,574	135%
Percentage of net revenue	1%	1%
Marketing and advertising	1,002	1,445	$(443)	(31)%
Percentage of net revenue	—%	—%
Other operating expenses	10,336	9,838	498	5%
Percentage of net revenue	2%	3%
Total operating expenses	$330,624	$248,764	$81,860
Percentage of net revenue	74%	71%
Salaries, bonus, benefits, and payroll taxes increased by $58.3 million primarily due to a $62.3 million, or 63%, increase in salaries, partially offset by a $2.1 million decrease in bonus expense and a $1.8 million decrease in contractor costs. The increase in employee salaries was primarily due to increased average headcount period over period and an overall increase in compensation rates, $42.6 million in post combination compensation costs to former employees of Power Finance, and $11.3 million in costs related to the restructuring.
Share-based compensation increased by $18.0 million in the six months ended June 30, 2023 compared to the same period in 2022 mainly due to the increase in the number of RSUs awards granted to employees as further detailed in the table below:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Share-based compensation
Restricted stock units	$49,970	$30,423	$19,547	64%
Stock options	12,793	13,818	(1,025)	(7)%
Executive Chairman Long-Term Performance Award	26,388	26,388	—	—%
Employee Stock Purchase Plan	1,013	1,524	(511)	(34)%
Total share-based compensation	$90,164	$72,153	$18,011	25%
Technology expenses increased by $3.2 million, or 13%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was due to a $0.9 million increase in third-party hosting costs to support our continued growth, and a $2.3 million increase in software licensing costs as we implement internal systems and tools.
Professional services expenses remained relatively flat for the six months ended June 30, 2023 compared to the same period in 2022.

Occupancy expense remained relatively flat for the six months ended June 30, 2023 compared to the same period in 2022.
Depreciation and amortization increase by $2,574, or 135%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to the amortization of acquired developed technology stemming from the Power Finance acquisition for the six months ended June 30, 2023.
Marketing and advertising expenses decreased by $0.4 million, or 31%, for the six months ended June 30, 2023 compared to the same period in 2022 due to decreased conference and trade show costs incurred in the current year.
Other operating expenses remained relatively flat for the six months ended June 30, 2023 compared to the same period in 2022.
Other Income (Expense), net

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other income (expense), net	$22,434	$(9,875)	$32,309	(327)%
Percentage of net revenue	5%	(3)%
Other income (expense), net increased by $32.3 million, or 327%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was mostly due to a $19.9 million increase in interest income earned on our short-term investments portfolio and cash deposits in the six months ended June 30, 2023 and the impairment of an option to purchase the remaining equity interests in an equity method investee that was incurred during the six months ended June 30, 2022.
Customer Concentration
We generated 77% and 68% of our net revenue from our largest customer, Block, during the six months ended June 30, 2023 and 2022, respectively.

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

A reconciliation of net loss to adjusted EBITDA and GAAP operating expenses to non-GAAP operating expenses for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net revenue	$231,115	$186,678	$448,456	$352,780
Net loss	$(58,797)	$(44,688)	$(127,598)	$(105,286)
Net loss margin	(25)%	(24)%	(28)%	(30)%
Total operating expenses	$154,030	$124,766	$330,624	$248,764

Net loss	$(58,797)	$(44,688)	$(127,598)	$(105,286)
Depreciation and amortization expense	2,494	921	4,474	1,900
Share-based compensation expense	47,056	35,148	93,055	72,153
Payroll tax expense related to share-based compensation	638	423	1,278	1,258
Acquisition-related expenses (1)	11,684	—	46,152	—
Restructuring	8,373	—	8,373	—
Other expense (income), net	(10,762)	(1,802)	(22,434)	9,875
Income tax expense (benefit)	138	(227)	(6,821)	(578)
Adjusted EBITDA	$824	$(10,225)	$(3,521)	$(20,678)
Adjusted EBITDA Margin	0.4%	(5)%	(1)%	(6)%

Total operating expenses	$154,030	$124,766	$330,624	$248,764
Depreciation and amortization expense	(2,494)	(921)	(4,474)	(1,900)
Share-based compensation expense	(47,056)	(35,148)	(93,055)	(72,153)
Payroll tax expense related to share-based compensation	(638)	(423)	(1,278)	(1,258)
Restructuring	(8,373)	—	(8,373)	—
Acquisition-related expenses (1)	(11,684)	—	(46,152)	—
Non-GAAP operating expenses	$83,785	$88,274	$177,292	$173,453
_______________
(1) Acquisition-related expenses, which include transaction costs, integration costs and non-cash postcombination compensation expense, have been excluded from adjusted EBITDA as such expenses are not reflective of our ongoing core operations and are not representative of the ongoing costs necessary to operate our business; instead, these are costs specifically associated with a discrete transaction.
Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity included cash, cash equivalents, and short-term investments totaling $1.4 billion, with such amounts held for working capital purposes. Our cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. government securities, commercial paper, asset-backed securities, certificates of deposit, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
On September 14, 2022, our board of directors authorized a share repurchase program (the “2022 Share Repurchase Program”) of up to $100 million of our Class A common stock beginning September 15, 2022. Under the 2022 Repurchase Program, we were authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The 2022 Share Repurchase Program had no set expiration date; however, the 2022 Share Repurchase Program was exhausted during the first quarter of 2023.

On May 8, 2023, our board of directors authorized a share repurchase program (the “2023 Share Repurchase Program”) of up to $200 million of our Class A common stock. Under the 2023 Repurchase Program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The 2023 Share Repurchase Program has no set expiration date. As of June 30, 2023, $151.7 million remained available for future share repurchases under this repurchase program.
On February 3, 2023, we acquired all outstanding stock of Power Finance Inc. (“Power Finance”). Upon the closure of the acquisition, we paid $131.9 million to the shareholders of Power Finance Inc, net of cash acquired. As part of the terms of the acquisition, we shall pay additional cash of $53.1 million for contingent consideration tied to performance-based goals expected to be achieved within 12 months from the date of acquisition. As of June 30, 2023, the contingent consideration liability is still outstanding however the performance-based goals were achieved and payment was made in July 2023. We also entered into postcombination cash compensation arrangements with certain key acquired employees whereby we shall pay them $85.6 million of cash over a two year service period following the acquisition date (subject to forfeiture upon termination).
During the second quarter of 2023, we announced a restructuring plan intended to reduce operating expenses and improve profitability by reducing the Company’s workforce. In connection with the restructuring plan, we will pay $14.2 million to impacted employees primarily related to one-time severance and benefit payments.
We believe our existing cash and cash equivalents, and our short-term investments will be sufficient to meet our working capital and capital expenditure needs for more than the next 12 months. As of the date of filing this Quarterly Report on Form 10-Q, we have access to and control over all our cash, cash equivalents and short-term investments, except amounts held as restricted cash, notwithstanding the adverse developments affecting various financial institutions in the first quarter of 2023. Our future capital requirements will depend on many factors, including our planned continuing investment in product development, platform infrastructure, share repurchases, and global expansion. We will use our cash for a variety of needs, including for ongoing investments in our business, potential strategic acquisitions, capital expenditures and investment in our infrastructure, including our non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
As of June 30, 2023, we had $9.4 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(36,520)	$(23,943)
Net cash used in investing activities	(122,525)	(967)
Net cash used in financing activities	(73,069)	(2,398)
Net decrease in cash, cash equivalents, and restricted cash	$(232,114)	$(27,308)
Operating Activities
Our largest source of cash provided by our operating activities is our net revenue. Our primary uses of cash in our operating activities are for Card Network and Issuing Bank fees, and employee-related compensation. The timing of settlement of certain operating liabilities, including Revenue Share payments, bonus payments and prepayments made to cloud-computing service providers, can affect the amounts reported as Net cash provided by and used in operating activities on the Condensed Consolidated Statement of Cash Flows.

Net cash used in operating activities was $36.5 million in the six months ended June 30, 2023 compared to a net cash used in the same period in 2022 of $23.9 million. The decrease in net cash used in operating activities is due mainly to the timing of payments for costs of our services and operating expenses, partially offset by the increase in net revenue.
Investing Activities
Net cash provided by investing activities consists primarily of maturities of our investments in short-term investments. Net cash used in investing activities consists primarily of purchases of short-term investments, purchases of property and equipment and cash consideration for business combinations.
Net cash used in investing activities in the six months ended June 30, 2023 was $122.5 million compared to a net cash used in the same period in 2022 of $1.0 million. The increase in net cash used in investing activities is primarily due to the Power Finance acquisition, the increase in purchases of short-term investments, partially offset by the increase in maturities of short-term investments.
Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the issuance of our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities and the share repurchase programs.
Net cash used in financing activities in the six months ended June 30, 2023 was $73.1 million compared to net cash used in the same period in 2022 of $2.4 million. The increase in net cash used in financing activities is primarily due to payments to repurchase shares under the share repurchase programs.
Obligations and Other Commitments
There were no material changes in our obligations and other commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
As of June 30, 2023, we had non-cancellable purchase commitments with certain Issuing Banks and service providers of $213.0 million, payable over the next 5 years. These purchase obligations include $197.7 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
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
Revenue Recognition
We generate revenue from providing platform services to our customers, which includes revenues derived from Interchange Fees generated by customer card transactions and other transaction fees collected from customers or from providing other services, which includes card fulfillment revenue, to our customers.

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
As the issuer processor and program manager for our customers, we are the principal in providing services under our contracts with customers. To deliver the services required by our customers, we contract with Card Networks for transaction routing, reporting, and settlement services and with Issuing Banks for card issuing, Card Network sponsorship, and regulatory compliance approval services. We control these integrated services before delivery to our customers, we are primarily responsible for the delivery of the services to customers, and we have discretion in vendor selection. As such, we record fees paid to the Issuing Banks and Card Networks as costs of revenue. In arrangements where we act solely as the issuer processor, we do not integrate the services of Issuing Banks or Card Networks.
For certain revenue contracts, we estimate variable consideration and material rights to record each period. This requires that we estimate the expected processing volume over the term of the contract, including any additional extension of the term associated with a material right. These estimates are predominantly derived by analysis of historical trends and are updated on a quarterly basis. Changes made to these assumptions during the three and six months ended June 30, 2023 did not have a material impact to the net revenue recorded during the three and six months ended June 30, 2023.
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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $1.4 billion as of June 30, 2023. Such amounts included cash deposits, money market funds, U.S. government securities, U.S, agency securities, commercial paper, certificate of deposits, and corporate debt securities. The fair value of our cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all short-term investments until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of June 30, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2023 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management performed additional analyses, reconciliations, and other post-closing procedures related to the accounting for our acquisition of Power Finance, and concluded that, notwithstanding the material weakness in our internal control over financial reporting, the Condensed Consolidated Financial Statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For the period ending March 31, 2023, management identified a material weakness related to the accounting for our acquisition of Power Finance, including a lack of sufficient precision in the performance of reviews supporting the purchase price allocation accounting, and a lack of timely oversight over third-party specialists and the reports they produced to support the accounting for the Power Finance acquisition. The material weakness resulted in an error related to the allocation of merger consideration between purchase consideration and post-combination expense that was not detected on a timely basis. The error was corrected by management in the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2023. This error did not result in any material misstatements in our previously issued financial statements, nor in the financial statements included in this Quarterly Report on Form 10-Q.
Our management is committed to maintaining a strong internal control environment. To remediate the material weakness, we have designed additional business combination controls and continue to enhance their design with the level of precision required to operate them in an effective manner, and to satisfy and support the accounting and financial reporting for the Power Finance acquisition. We plan to enhance our management review control activities, including the review of inputs, assumptions and reports produced by third-party specialists supporting the purchase price allocation accounting and the application of technical accounting principles related to the acquisition of Power Finance.
Although we intend to complete the remediation process as promptly as possible, we will not be able to fully remediate this material weakness until these steps have been completed and the controls are operating effectively.

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter of fiscal year 2023, we began the remediation of the business combination control efforts discussed above.
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
Our total net revenue was $748.2 million, $517.2 million and $290.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, an increase of 45% and 78% from the prior years, respectively. Our total net revenue was $231.1 million and $186.7 million in the three months ended June 30, 2023 and 2022, respectively, an increase of 24%, and $448.5 million and $352.8 million in the six months ended June 30, 2023 and 2022, respectively, increase of 27%. Our TPV was $166.3 billion, $111.1 billion, and $60.1 billion for the years ended December 31, 2022, 2021, and 2020, respectively, an increase of 50% and 85% from the prior years, respectively. Our TPV was $53.6 billion and $40.5 billion for the three months ended June 30, 2023 and 2022, respectively, an increase of 33%, and $103.6 billion and $77.1 billion for the six months ended June 30, 2023 and 2022, respectively, an increase of 34%. In future periods, we may not be able to sustain our net revenue and TPV growth rates, or the growth rate of related key operating metrics. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
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
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We have offices in the United States, United Kingdom (“U.K.”), and legal entities in Australia, Brazil, Canada, and Singapore, and we plan to continue to expand our international footprint and operations into other countries in the future. We have also historically experienced significant growth in the number of customers using our platform, the number of card programs and solutions we manage for our customers, and TPV on our platform.
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
A small number of customers account for a large percentage of our net revenue. For the years ended December 31, 2022, 2021 and 2020, Block accounted for 71%, 69% and 70% of our net revenue, respectively, and for the three months ended June 30, 2023 and 2022, Block accounted for 78% and 69% of our net revenue, respectively.
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
Our customer contracts generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the contract term. We renewed our agreement with Block for the Cash App program in August 2023, and the current term expires in June 2027. In addition to reduced pricing, the renewal provides that Block will be responsible for defining and managing the Cash App program with respect to the primary Card Network going forward. We expect the renewal to reduce reported net revenue and decrease gross profit. The current term of our agreement with Block for Square Card expires in December 2024, and each agreement automatically renews thereafter for successive one-year periods.

Furthermore, while certain of our customer contracts have minimum volume commitments, others do not. There can be no assurance that we will be able to continue our relationships with our customers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. In addition, the processing volume from our customers has in the past fluctuated from period to period and may fluctuate or decline in future periods. Our net revenue and results of operations could suffer if, among other things, Block or any of our other largest customers do not continue to use our products, use fewer of our products, reduce their processing volume with us, or renegotiate, terminate or fail to renew, or to renew on different terms, their agreements with us.
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
We have incurred significant net losses since our inception, including net losses of $184.8 million, $163.9 million and $47.7 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively, and $58.8 million and $44.7 million for the three months ended June 30, 2023 and 2022, respectively, and $127.6 million and $105.3 million for the six months ended June 30, 2023, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve profitability. We anticipate our operating expenses to continue to increase in the foreseeable future as we hire additional personnel, adjust compensation packages to hire new or retain existing employees, expand our operations and infrastructure, continue to enhance our platform and develop and expand its capabilities, expand our products and services, and expand and improve our APIs. These initiatives may be more costly than we expect and may not result in increased net revenue. Further as we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate.
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
Our business relies on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected. Further, any changes to the rules or practices set by Card Networks, including changes in Card Network fees or Interchange Fees, could adversely affect our business.
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

A significant portion of our payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended June 30, 2023 and 2022, 77% and 83%, respectively, of TPV was settled through Sutton Bank. For the six months ended June 30, 2023 and 2022, 78% and 84%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to settle our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the four other U.S. Issuing Banks that we currently contract with. Switching a significant portion or all of our processing volume to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses, and termination fees under our agreement with Sutton Bank if unilaterally terminated by us without Sutton Bank’s consent. We could also lose customers if we do not have another Issuing Bank who is willing to support such customers. Diversifying our contractual relationships and operations with Issuing Banks may increase the complexity of our operations and may also lead to increased costs.
We also have agreements directly with Card Networks that, among other things, provide us certain monetary incentives based on the processing volume of our customers’ transactions routed through the respective Card Network. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. We currently include Card Network fees in the pricing arrangements with the majority of our MxM customers. If our customers were to manage the relationship with the Card Networks, our reported revenue may decrease. For example, we renewed our agreement with Block for their Cash App program in August 2023 which provides that Block will be responsible for defining and managing the Cash App program with respect to the primary Card Network going forward. We expect the renewal to reduce reported net revenue and decrease gross profit.
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
Further expansion of our operations internationally is important to the success of our business and will subject us to new challenges and risks. During the three and six months ended June 30, 2023, we derived 3% of our net revenue from customers located outside the United States. We do not currently have operations in Russia or plans to expand there, and, based on the actions taken by certain Card Networks, to our knowledge no Marqeta-powered card could currently operate in Russia. It is unclear, however, whether the significant military action against Ukraine launched by Russia will have any broader implications that may impact our business and results of operations. Managing our new and existing international operations requires us to comply with new regulatory frameworks, additional regulatory hurdles, and implement additional resources and controls. Furthermore, our business model may not be successful or have the same traction outside the United States. International expansion subjects our business to additional risks, including:
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
•compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including banking, anti-money laundering (“AML”), securities, employment, tax, privacy, and data protection laws and regulations, such as the EU’s General Data Protection Regulation (the “GDPR”);
•compliance with U.S. and foreign anti-bribery laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, (the “FCPA”);
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
We depend on our executive officers and other key employees, and the loss of one or more of these employees could adversely affect our business.
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

We have and may in the future undertake restructuring plans to adjust our investment priorities and manage our operating expenses. For example, in May 2023, we announced a restructuring plan (the “Plan”) to lower our year-over-year operating expense growth rate and prioritize projects that we believe will have the highest return on investment, which we expect to result in a workforce reduction. We have and we expect to continue to incur material costs and charges in connection with the Plan, and there can be no assurance that the Plan will be successful. The Plan may adversely affect our ability to recruit and retain skilled and motivated personnel, may result in a loss of accumulated knowledge, and may be distracting to employees, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of the Plan, our business, operating results, and financial condition could be adversely affected.

The Plan may also adversely impact our internal controls over financial reporting, which may lead to material weaknesses in our controls or we may be unable to remediate the existing material weakness in our control. For additional information about internal controls over financial reporting, see the section titled “Risk Factors—Risks Relating to Regulation—“If we fail to maintain an effective system of disclosure controls and procedures or internal control over financial reporting, or remediate the existing material weakness, our ability to report timely and accurate financial results or comply with applicable regulations could be impaired, and our business, operating results, and the market price of our Class A common stock may be adversely affected.”

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
If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, potentially making it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. Disruptions in the credit markets or other factors, such as the current inflationary environment and rising interest rates, could adversely affect the availability, diversity, cost, and terms of funding arrangements. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. The U.S. Federal Deposit Insurance Corporation (“FDIC”) only insures accounts in amounts up to $250,000 per depositor per insured bank, and we currently have cash deposited in certain financial institutions in excess of FDIC insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our business, financial condition, and liquidity. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business.
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
In the ordinary course of business, we have been and in the future may be, involved in and subject to litigation for a variety of claims or disputes. We have also received and may in the future receive, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations. These claims, lawsuits, and proceedings could include employment, wage and hour, commercial, antitrust, alleged securities law violations or other investor claims, financial regulations, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Our contracts with customers and partners may also subject us to indemnification obligations for claims, lawsuits, and proceedings such customers and partners face.
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
We conduct vendor due diligence; however, if a service provider fails to develop and maintain sufficient internal control processes, fails to maintain adequate data privacy controls and security systems, fails to properly safeguard our intellectual property, or fails to provide sufficient capacity to support our platform or otherwise experiences service outages, such failure could adversely affect our business or the business of our customers using our platform or their perception of our platform’s reliability. Further, if any service provider fails to meet contractual requirements (including compliance with applicable laws and regulations), suffers a cyber-attack or other security breach, experiences damage to its systems or facilities, or terminates its contract with us, such failure or event could subject us to regulatory enforcement actions, claims from third parties, including our customers, and we could suffer economic and reputational harm that could have an adverse effect on our business.
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

In addition to laws and regulations that apply directly to us, we are contractually subject to certain laws and regulations through our relationships with Issuing Banks and Card Networks, which operate in a highly regulated industry. Additionally, as a program manager, we are responsible for ensuring compliance with Issuing Banks’ requirements and Card Network rules, and we help create regulatory compliant card programs for our customers. In some cases, our inability to meet our obligations could expose us to liability or indemnification claims from our customers or partners. Furthermore, legislative and regulatory changes could prompt our Issuing Banks to alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business.
For example, due to our relationships with certain Issuing Banks and Card Networks, we may be subject to indirect supervision and examination by the U.S. Consumer Financial Protection Bureau (the “CFPB”), which is engaged in rulemaking and regulation of the payments industry, including, among other things, the regulation of prepaid cards, buy now, pay later financing programs, and the enforcement of certain protections under applicable regulations. While reform in the payment industry, such as the formation of the CFPB, has focused on individual consumer protection, legislatures continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations and the CFPB recently indicated it has dormant authority to regulate any company whose services may have consumer impact. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business, results of operations, and financial condition due to increased compliance costs and new restrictions affecting the terms under which we offer our platform or our products and services.
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
The CFPB has published recent guidance on third party risk management, which places additional vendor compliance oversight expectations for companies operating in the financial services industry. Our regular use of vendors and our other ongoing third party business relationships could be subject to increasing regulatory requirements and attention. It is possible that regulators will hold us responsible for deficiencies in our oversight and control of third party relationships and in the performance of the parties with which we have these relationships.

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
Governmental bodies and industry organizations in the United States and abroad have adopted, or are considering adopting, laws and regulations restricting the use of, and requiring safeguarding of, personal information. For example, the California Consumer Privacy Act (the “CCPA”) became effective on January 1, 2020 and imposed significant restrictions on the collection, processing, and disclosure of personal information, including imposing increased penalties related to data privacy incidents. Additionally, an amendment to the CCPA, the California Privacy Rights Act, became effective on January 1, 2023 and creates additional obligations relating to personal information (with certain provisions having retroactive effect to January 1, 2022). Other U.S. states have also passed or are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. Many obligations under these proposed laws and legislative proposals remain uncertain, and we cannot fully predict their impact on our business. We are and may become subject to contractual obligations relating to privacy, data protection, and information security.
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
Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market (“Nasdaq”). Additionally, if our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
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
We have incurred substantial net operating losses (“NOLs”), during our history. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on a company’s ability to utilize its NOLs to offset taxable income. We do not believe our existing NOLs are subject to limitation; however, if we have undergone previous ownership changes, or if we undergo an ownership change in the future, our ability to utilize NOLs could be limited by Section 382 of the Code and/or analogous provisions of applicable state tax law in states where we have incurred NOLs for state income tax purposes. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under these rules.
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
Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we continue to expand our international activities, our exposure to unauthorized copying and use of our platform, or certain aspects of our platform, and proprietary information may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We may be accused of infringing intellectual property or other proprietary rights of third parties, including their copyrights, trademarks, or patents, or improperly using or disclosing their trade secrets or confidential information, or otherwise infringing or violating their proprietary rights. The costs of supporting any litigation or disputes related to such claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claim is valid, we may be compelled to cease our use of such intellectual property or other proprietary rights and pay damages, potentially adversely affecting our business. Even if such claims were not valid, defending them could be expensive and distract our management team, adversely affecting our results of operations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 51.5% of the voting power of our capital stock as of June 30, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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
As of June 30, 2023, unrecognized compensation costs related to unvested RSUs and unvested outstanding stock options, excluding the Executive Chairman Long-Term Performance Award, were $283.4 million and $57.0 million, respectively. These costs are expected to be recognized over a weighted-average period of 2.9 years and 2.5 years, respectively.

In April and May 2021, our board of directors granted our Executive Chairman and then-Chief Executive Officer equity incentive awards in the form of performance-based stock options covering 19,740,923 and 47,267 shares of our Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively, (collectively, the “Executive Chairman Long-Term Performance Award”). The Executive Chairman Long-Term Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price goals.
As of June 30, 2023, the aggregate unrecognized compensation cost related to the Executive Chairman Long-Term Performance Award was $90.6 million, which is expected to be recognized over the remaining derived service period of 2.6 years.
In addition, as of June 30, 2023, we had 38,376,973 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class B common stock or Class A common stock, as well as 45,142,374 total shares of Class B or Class A common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. Certain holders of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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

The obligations of being a public company and interacting with public company investors require significant attention from our management and could divert their attention away from the day-to-day management of our business, potentially adversely affecting our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2023	—	$—	—	$200,000,000
May 1 - May 31, 2023	4,735,363	$4.61	4,735,363	$178,180,274
June 1 - June 30, 2023	5,432,657	$4.88	5,432,657	$151,686,661
Total	10,168,020		10,168,020
(1) On May 8, 2023, our board of directors authorized a share repurchase program of up to $200 million of our Class A common stock beginning May 11, 2023. Under the repurchase program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The share repurchase program has no set expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1*†
Amended and Restated Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated April 1, 2016, as amended on December 31, 2017, September 1, 2018, August 1, 2020, July 1, 2021, and January 23, 2023.

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

MARQETA, INC.

Date: August 8, 2023	By:	/s/ Simon Khalaf
	Name:	Simon Khalaf
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)