Form 10-Q
period 2023-09-30
Marqeta, Inc.
filed 2023-11-08
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

(877) 962-7738
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, there were 467,456,540 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 54,394,645 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$947,749	$1,183,846
Restricted cash	7,800	7,800
Short-term investments	349,395	440,858
Accounts receivable, net	15,656	15,569
Settlements receivable, net	19,505	18,028
Network incentives receivable	34,575	42,661
Prepaid expenses and other current assets	32,535	38,007
Total current assets	1,407,215	1,746,769
Property and equipment, net	17,022	7,440
Operating lease right-of-use assets, net	7,145	9,015
Goodwill	123,000	—
Other assets	48,867	7,122
Total assets	$1,603,249	$1,770,346
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,707	$3,798
Revenue share payable	146,483	142,194
Accrued expenses and other current liabilities	148,677	136,887
Total current liabilities	296,867	282,879
Operating lease liabilities, net of current portion	6,145	9,034
Other liabilities	5,154	5,477
Total liabilities	308,166	297,390
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and 1,500,000,000 Class A shares authorized, 472,191,347 and 486,530,334 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. 600,000,000 and 600,000,000 Class B shares authorized, 54,394,305 and 54,833,765 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	53	53
Additional paid-in capital	2,081,689	2,082,373
Accumulated other comprehensive loss	(1,838)	(7,237)
Accumulated deficit	(784,821)	(602,233)
Total stockholders’ equity	1,295,083	1,472,956
Total liabilities and stockholders’ equity	$1,603,249	$1,770,346
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$108,891	$191,621	$557,349	$544,401
Costs of revenue	36,383	111,519	311,068	311,524
Gross profit	72,508	80,102	246,281	232,877
Operating expenses:
Compensation and benefits	115,846	105,887	390,393	304,103
Technology	13,930	13,422	41,674	37,960
Professional services	4,197	6,620	14,507	17,184
Occupancy	1,074	1,125	3,285	3,388
Depreciation and amortization	3,108	934	7,582	2,834
Marketing and advertising	346	688	1,348	2,133
Other operating expenses	3,833	10,922	14,171	20,760
Total operating expenses	142,334	139,598	472,960	388,362
Loss from operations	(69,826)	(59,496)	(226,679)	(155,485)
Other income (expense), net	15,074	6,333	37,508	(3,542)
Loss before income tax expense	(54,752)	(53,163)	(189,171)	(159,027)
Income tax expense (benefit)	238	5	(6,584)	(573)
Net loss	$(54,990)	$(53,168)	$(182,587)	$(158,454)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(200)	(89)	(81)	(289)
Net change in unrealized gain (loss) on short-term investments	(162)	(291)	5,480	(8,054)
Net other comprehensive (loss) income	(362)	(380)	$5,399	$(8,343)
Comprehensive loss	$(55,352)	$(53,548)	$(177,188)	$(166,797)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.34)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	529,488,986	548,990,212	535,797,471	545,614,599
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	541,364,099	$53	$2,082,373	$(7,237)	$(602,233)	$1,472,956
Issuance of common stock upon exercise of options	803,333	—	1,051	—	—	1,051
Issuance of common stock upon net settlement of restricted stock units	1,469,996	—	(3,746)	—	—	(3,746)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	47,027	—	—	47,027
Repurchase and retirement of common stock, including excise tax	(3,205,808)	—	(20,993)		—	(20,993)
Change in accumulated other comprehensive income (loss)	—	—	—	4,054	—	4,054
Net loss	—	—	—	—	(68,801)	(68,801)
Balance as of March 31, 2023	540,431,620	$53	$2,107,814	$(3,183)	$(671,034)	$1,433,650
Issuance of common stock upon exercise of options	827,683	—	1,310	—	—	1,310
Issuance of common stock under employee stock purchase plan	446,228	—	1,775	—	—	1,775
Issuance of common stock upon net settlement of restricted stock units	2,679,165	—	(6,324)	—	—	(6,324)
Vesting of common stock warrants	—	—	2,372	—	—	2,372
Share-based compensation	—	—	45,419	—	—	45,419
Repurchase and retirement of common stock, including excise tax	(10,168,020)	(1)	(48,496)	—	—	(48,497)
Change in accumulated other comprehensive income (loss)	—	—	—	1,707	—	1,707
Net loss	—	—	—	—	(58,797)	(58,797)
Balance as of June 30, 2023	534,216,676	$52	$2,103,870	$(1,476)	$(729,831)	$1,372,615
Issuance of common stock upon exercise of options	1,189,094	—	1,675	—	—	1,675
Repurchase of early exercised stock options	(2,625)	—	(6)	—	—	(6)
Issuance of common stock upon net settlement of restricted stock units	2,645,082	2	(8,483)	—	—	(8,481)
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—
Vesting of common stock warrants	—	—	2,284	—	—	2,284
Share-based compensation	—	—	46,796	—	—	46,796
Repurchase and retirement of common stock, including excise tax	(11,462,575)	(1)	(64,447)	—	—	(64,448)
Change in accumulated other comprehensive income (loss)	—	—	—	(362)	—	(362)
Net loss	—	—	—	—	(54,990)	(54,990)
Balance as of September 30, 2023	526,585,652	$53	$2,081,689	$(1,838)	$(784,821)	$1,295,083

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	541,383,518	$54	$1,993,055	$(2,230)	$(417,453)	$1,573,426
Issuance of common stock upon exercise of options	1,604,022	—	2,285	—	—	2,285
Repurchase of early exercised stock options	(22,751)	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	642,827	—	(4,702)	—	—	(4,702)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	37,005	—	—	37,005
Change in accumulated other comprehensive income (loss)	—	—	—	(5,886)	—	(5,886)
Net loss	—	—	—	—	(60,598)	(60,598)
Balance as of March 31, 2022	543,607,616	$54	$2,029,745	$(8,116)	$(478,051)	$1,543,632
Issuance of common stock upon exercise of options	1,314,467	—	1,543	—	—	1,543
Repurchase of early exercised stock options	(28,268)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	368,955	—	2,775	—	—	2,775
Issuance of common stock upon net settlement of restricted stock units	670,960	—	(3,878)	—	—	(3,878)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	35,148	—	—	35,148
Change in accumulated other comprehensive income (loss)	—	—	—	(2,077)	—	(2,077)
Net loss	—	—	—	—	(44,688)	(44,688)
Balance as of June 30, 2022	545,933,730	$54	$2,067,435	$(10,193)	$(522,739)	$1,534,557
Issuance of common stock upon exercise of options	3,113,941	—	2,356	—	—	2,356
Repurchase of early exercised stock options	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	772,585	—	(2,996)	—	—	(2,996)
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—
Vesting of common stock warrants	—	—	2,315	—	—	2,315
Share-based compensation	—	—	43,509	—	—	43,509
Repurchase and retirement of common stock	(1,958,882)	—	(13,855)	—	—	(13,855)
Change in accumulated other comprehensive income (loss)	—	—	—	(380)	—	(380)
Net loss	—	—	—	—	(53,168)	(53,168)
Balance as of September 30, 2022	547,861,374	$54	$2,098,764	$(10,573)	$(575,907)	$1,512,338
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(182,587)	$(158,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,582	2,834
Share-based compensation expense	135,712	115,662
Non-cash postcombination compensation expense	32,430	—
Non-cash operating leases expense	1,870	1,689
Amortization of premium (accretion of discount) on short-term investments	(5,525)	449
Impairment of other financial instruments	—	11,616
Other	1,068	445
Changes in operating assets and liabilities:
Accounts receivable	(1,108)	271
Settlements receivable	(1,477)	916
Network incentives receivable	8,086	3,336
Prepaid expenses and other assets	7,760	(11,596)
Accounts payable	(4,350)	(891)
Revenue share payable	4,289	(5,084)
Accrued expenses and other liabilities	3,331	13,144
Operating lease liabilities	(2,499)	(2,231)
Net cash provided by (used in) operating activities	4,582	(27,894)
Cash flows from investing activities:
Purchases of property and equipment	(722)	(1,700)
Capitalization of internal-use software	(9,488)	—
Business combination, net of cash acquired	(135,630)	—
Purchases of patents	—	(600)
Purchases of short-term investments	(972,430)	(21,660)
Sales of marketable securities	637,913	—
Maturities of short-term investments	437,034	24,900
Realized gain/loss on investments	(73)	—
Net cash (used in) provided by investing activities	(43,396)	940
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	4,081	5,733
Payment on acquisition-related contingent consideration	(53,067)	—
Proceeds from shares issued in connection with employee stock purchase plan	1,775	2,775
Taxes paid related to net share settlement of restricted stock units	(18,553)	(11,576)
Repurchase of common stock	(131,519)	(12,702)
Net cash used in financing activities	(197,283)	(15,770)
Net decrease in cash, cash equivalents, and restricted cash	(236,097)	(42,724)
Cash, cash equivalents, and restricted cash- Beginning of period	1,191,646	1,255,381
Cash, cash equivalents, and restricted cash - End of period	$955,549	$1,212,657
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$947,749	$1,204,857
Restricted cash	7,800	7,800
Total cash, cash equivalents, and restricted cash	$955,549	$1,212,657
Supplemental disclosures of cash flow information:
Cash paid for operating lease liabilities	$3,158	$3,071
Cash paid for income taxes	$915	$84
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$77	$715
Share-based compensation capitalized to internal-use software	$3,530	$—
Repurchase of common stock, including excise tax, accrued and not yet paid	$2,417	$1,153
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
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States and United Kingdom and a legal entity in Australia, Brazil, Canada, and Singapore as of September 30, 2023.
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
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.
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
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the three and nine months ended September 30, 2023, the Company incurred net losses of $55.0 million and $182.6 million, respectively, and had an accumulated deficit of $784.8 million as of September 30, 2023. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies and developing the existing platform infrastructure. The Company believes that its Cash and cash equivalents of $947.7 million and Short-term investments of $349.4 million as of September 30, 2023 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.

2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies during the three and nine months ended September 30, 2023, except for the addition of new policies relating to business combinations, goodwill and intangible assets, restructuring, and certain revenue arrangements requiring updates to the revenue recognition policy as described below.
Segment Information
The Company operates as a single operating segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources, and evaluating the Company's financial performance.
For the three and nine months ended September 30, 2023 and 2022, revenue outside of the United States, based on the billing address of the customer, was not material. As of September 30, 2023 and December 31, 2022, long-lived assets located outside of the United States were not material.
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

Goodwill and Intangible Assets
The excess purchase price over the fair value of assets acquired is recorded as goodwill. Goodwill amounts are not amortized. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis. Goodwill and intangible assets are tested for impairment at least annually, and more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable.
Deferred Contract Costs
Deferred contract costs mainly consist of sales commissions and related fringe benefits that are incremental costs of obtaining contracts with customers. The Company amortizes the costs incurred on initial contracts on a straight-line basis over an estimated period of benefit determined to be approximately four years. The period of benefit is determined based on a review of customer contract terms and churn rates. The Company utilizes the practical expedient to expense commissions on arrangements in which the amortization period is expected to be one year or less. Deferred contract costs that will be recognized during the succeeding 12-month period are recorded as Prepaid expenses and other current assets, and the remaining portion is recorded as Other assets on the Condensed Consolidated Balance Sheets. The amortization of these costs is recorded within Compensation and benefits expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company's contracts with customers include certain service level agreements which could require the Company to make payments to customers if service levels are not met. Any service level payment is recorded as a reduction to Net Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Historically, the Company did not capitalize material costs to acquire contracts.
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
The Company’s contracts with customers typically include two performance obligations: 1) providing access to the Company's payment processing platform and 2) providing card fulfillment services. Certain customer contracts require the Company to allocate the transaction price of the contract based on the relative stand-alone selling price of the performance obligations, which are estimated using an analysis of the Company’s historical contract pricing and costs incurred to fulfill its services.
The Company generates revenue from providing platform services and other services as described below.
Platform Services
The Company delivers an integrated payment processing platform to its customers. The Company’s primary performance obligation is to provide customers continuous access to the Company’s platform used to process all customers’ transactions as needed. This obligation includes authorizing, settling, clearing, and reconciling all transactions under Managed By Marqeta (“MxM”) and Powered By Marqeta (“PxM”) arrangements. Additionally, for MxM arrangements, the performance obligation also includes managing the interactions with the Issuing Banks and certain Card Networks on behalf of its customers. All these services are collectively considered a single performance obligation.
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
The Company recognizes revenue when the underlying transactions are complete, and its performance obligation is satisfied. Transactions are considered complete when the Company has authorized the transaction, validated that the transaction has no errors, and accepted and posted the data to its records.
The Company allocates variable consideration to the distinct month in which the platform services are delivered. When pricing terms are not consistent throughout the entire term of the contract, the Company estimates variable consideration in its customer contracts primarily using the expected value method. The standard term of the customer contracts ranges from three to five years, with automatic renewal for successive one-year periods thereafter unless either party provides written notice of its intent not to renew. The Company develops estimates of variable consideration on the basis of both historical information and current trends and does not expect or anticipate significant reversal of revenue in the future periods.
In arrangements where the Company is both the Issuer Processor and Program Manager , the Company is the principal in providing the services under its contracts with customers. To deliver the services required by its customers, the Company contracts with Card Networks for transaction routing, reporting, and settlement services and with Issuing Banks for card issuing, Card Network sponsorship, and regulatory compliance approval services. The Company controls these integrated services before delivery to its customers; it is primarily responsible for the delivery of the services to customers, and it has discretion in vendor selection. As such, the Company records fees paid to the Issuing Banks and Card Networks as Costs of Revenue within the Condensed Consolidated Statements of Operations and Comprehensive Loss. In certain customer arrangements, the customer is directly responsible for defining and managing the Card Network relationship for their card program. In these instances, the Company is considered an agent in providing services to the customer thus fees owed to Issuing Banks and Card Networks related to these programs are recorded within Net Revenue such that Net Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss reflects the net amount of consideration that the Company retains. In arrangements where the Company acts solely as the Issuer Processor, the Company does not integrate the services of Issuing Banks or Card Networks.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform services revenue, net	$104,332	$185,837	$540,862	$527,940
Other services revenue	4,559	5,784	16,487	16,461
Total net revenue	$108,891	$191,621	$557,349	$544,401

Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	September 30, 2023	December 31, 2022
Contract assets - current	Prepaid expenses and other current assets	$1,771	$621
Contract assets - non-current	Other assets	6,416	1,323
Total contract assets		$8,187	$1,944
Deferred revenue - current	Accrued expenses and other current liabilities	$12,180	$17,048
Deferred revenue - non-current	Other liabilities	4,501	4,202
Total deferred revenue		$16,681	$21,250
Net revenue recognized during the three months ended September 30, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $3.8 million and $3.3 million, respectively. Net revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in the deferred revenue balances at the beginning of the respective periods was $10.6 million and $11.9 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term.
4.    Short-term Investments

During the second quarter of 2023, the Company renamed the Marketable securities financial statement line item to Short-term investments in the Condensed Consolidated Balances Sheets to more accurately align with the Company’s current investment portfolio. The Company's short-term investments are accounted for as securities available-for-sale and are classified within current assets in the Condensed Consolidated Balance Sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity.
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's short-term investments consisted of the following:

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$258,048	$—	$(1,345)	$256,703
U.S. agency securities	53,947	2	(37)	53,912
Commercial paper	5,482	—	—	5,482
Asset-backed securities	10,437	—	(104)	10,333
Corporate debt securities	2,972	—	(21)	2,951
Certificate of deposits	20,000	14	—	20,014
Total short-term investments	$350,886	$16	$(1,507)	$349,395

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term investments
U.S. treasury securities	$384,951	$—	$(6,949)	$378,002
U.S. agency securities	29,012	47	—	29,059
Commercial paper	28,815	—	—	28,815
Corporate debt securities	5,049	—	(67)	4,982
Total short-term investments	$447,827	$47	$(7,016)	$440,858
The Company had thirty-one and thirteen separate short-term investments in unrealized loss positions as of September 30, 2023 and December 31, 2022, respectively. The Company does not intend to sell any short-term investments that have unrealized losses as of September 30, 2023, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were an immaterial amount of realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023. There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022. For short-term investments that have unrealized losses, the Company evaluated whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments, there were no material credit or non-credit related impairments as of September 30, 2023.
The following table summarizes the stated maturities of the Company’s short-term investments:

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$137,506	$137,389	$447,827	$440,858
Due after one year through two years	213,380	212,006	—	—
Total	$350,886	$349,395	$447,827	$440,858

5.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$780,712	$—	$—	$780,712
U.S. Treasury bills	31,811	—	—	31,811
Short-term investments
U.S. government securities	256,703	—	—	256,703
U.S. agency securities	—	53,912		53,912
Commercial paper	—	5,482	—	5,482
Asset-backed securities	—	10,333	—	10,333
Corporate debt securities	—	2,951	—	2,951
Certificate of deposit	—	20,014	—	20,014
Total assets	$1,069,226	$92,692	$—	$1,161,918

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$462,459	$—	$—	$462,459
Short-term investments
U.S. government securities	378,002	—	—	378,002
U.S. agency securities	—	29,059	—	29,059
Commercial paper	—	28,815	—	28,815
Corporate debt securities	—	4,982	—	4,982
Total assets	$840,461	$62,856	$—	$903,317
The Company classifies money market funds, U.S. Treasury bills, commercial paper, U.S. government securities, U.S. agency securities, asset-backed securities, corporate debt securities, and certificate of deposits within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

6.    Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$8,352	$9,082
Inventory	4,672	5,150
Prepaid hosting and data costs	2,562	6,443
Accrued interest receivable	6,354	3,983
Prepaid insurance	3,053	3,729
Card program deposits	128	2,128
Contract assets, current	1,771	621
Other current assets	5,643	6,871
Prepaid expenses and other current assets	$32,535	$38,007
Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Leasehold improvements	$8,110	$8,110
Computer equipment	8,832	9,115
Furniture and fixtures	2,519	2,542
Internally developed and purchased software	16,095	3,082
	35,556	22,849
Accumulated depreciation and amortization	(18,534)	(15,409)
Property and equipment, net	$17,022	$7,440
Depreciation and amortization expense related to property and equipment was $1.6 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $3.7 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company capitalized $4.3 million and $13.0 million as internal-use software development costs during the three and nine months ended September 30, 2023, respectively. Internal-use software development costs during the three and nine months ended September 30, 2022 were not material during the respective periods.
Other Assets
Other assets consisted of the following:

	September 30, 2023	December 31, 2022
Contract assets, noncurrent	$6,416	$1,323
Deferred tax assets	336	1,240
Other noncurrent assets	5,020	4,559
Developed technology intangible assets, net	37,095	—
Other assets	$48,867	$7,122

The amortization period for developed technology intangible assets is 7 years. Amortization expense for developed technology was $1.5 million and $3.9 million for three and nine months ended September 30, 2023, respectively.
Expected future amortization expense for developed technology was as follows as of September 30, 2023:

Remainder of 2023	$1,464
2024	5,857
2025	5,857
2026	5,857
2027	5,857
Thereafter	12,202
Total expected future amortization expense for developed technology	$37,095
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued costs of revenue	$68,623	$57,191
Accrued compensation and benefits	34,701	41,268
Due to issuing banks	8,529	—
Deferred revenue	12,180	17,048
Accrued tax liabilities	4,699	4,978
Accrued professional services	4,066	4,784
Operating lease liabilities, current portion	3,784	3,394
Reserve for contract contingencies and processing errors	3,409	2,494
Other accrued liabilities	8,686	5,730
Accrued expenses and other current liabilities	$148,677	$136,887
Other Liabilities
Other liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Deferred revenue, net of current portion	$4,501	$4,202
Other long-term liabilities	653	1,275
Other liabilities	$5,154	$5,477
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

The Company's operating lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$843	$843	$2,529	$2,529
Variable lease cost	131	121	359	319
Short-term lease cost	48	99	195	318
Total lease cost	$1,022	$1,063	$3,083	$3,166
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining operating lease term (in years)	2.3	3.1
Weighted average discount rate	7.7%	7.7%
Maturities of the Company’s operating lease liabilities by year are as follows as of September 30, 2023:

Remainder of 2023	$1,081
2024	4,472
2025	4,599
2026	781
Total lease payments	10,933
Less imputed interest	(1,004)
Total operating lease liabilities	$9,929
Letters of Credit
In connection with the lease for its corporate headquarters office space, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, which deposit is classified as Restricted cash in the Condensed Consolidated Balance Sheets.
Purchase Obligations
As of September 30, 2023, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $198.9 million, payable over the next 5 years. These purchase obligations include $185.5 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of eligible compensation that an employee contributes. During the three months ended September 30, 2023 and 2022, the Company contributed a total of $1.4 million and $1.2 million to its defined contribution plans, respectively. During the nine months ended September 30, 2023 and 2022, the Company contributed a total of $5.1 million and $4.6 million to its defined contribution plans, respectively.

Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of September 30, 2023 and December 31, 2022, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
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
8.    Stock Incentive Plans
The Company has granted share-based awards to employees, non-employee directors, and other service providers of the Company under the Amended and Restated 2011 Equity Incentive Plan (“2011 Plan”) and the 2021 Stock Option and Incentive Plan (“2021 Plan”, collectively, the “Plans”). The 2011 Plan was terminated in June 2021 in connection with the Company’s initial public offering (“IPO”) but continues to govern the terms of outstanding awards that were granted prior to the IPO. Additionally, the Company offers an employee stock purchase plan (“ESPP”), which allows employees to purchase shares of common stock at 85% of the fair value of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. The offering periods are six months long and start in May and November of each year.

The following table presents the share-based compensation expense recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	$25,021	$22,246	$74,991	$52,669
Stock options	6,858	7,318	19,651	21,136
Executive Chairman Long-Term Performance Award	13,413	13,413	39,801	39,801
Employee Stock Purchase Plan	256	532	1,269	2,056
Total	$45,548	$43,509	$135,712	$115,662
Restricted Stock Units
Restricted stock units (“RSUs”) granted under the Company’s Plans generally vest over three or four years.
A summary of the Company's RSU activity under the Plans is as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2022	34,146,546	$9.74
Granted	29,140,902	4.54
Vested	(10,305,399)	8.81
Canceled and forfeited	(10,636,399)	8.23
Balance as of September 30, 2023	42,345,650	$6.62
As of September 30, 2023, unrecognized compensation costs related to unvested RSUs was $261.5 million. These costs are expected to be recognized over a weighted-average period of 2.7 years.
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

A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Balance as of December 31, 2022	36,156,445	$16.37	7.67 years	$29,101
Granted	6,080,148	5.35
Exercised	(2,820,110)	1.40
Canceled and forfeited	(2,197,285)	13.33
Balance as of September 30, 2023	37,219,198	$15.97	7.76 years	$18,522
Exercisable as of September 30, 2023(2)	10,257,006	$11.69	7.66 years	$14,507
Vested as of September 30, 2023	7,688,183	$9.99	7.18 years	$13,141
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options. Accordingly, options granted under this plan are included as exercisable stock options regardless of vesting status.
As of September 30, 2023, aggregate unrecognized compensation costs related to unvested outstanding stock options, excluding the Executive Chairman Long-Term Performance Award, was $49.9 million. These costs are expected to be recognized over a weighted-average period of 2.3 years.
The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 (1)	2022	2023	2022
Dividend yield	—%	0.0%	0.0%	0.0%
Expected volatility	—%	67.05%	70.78%	61.52%
Expected term (in years)	—	6.08	6.04	6.08
Risk-free interest rate	—%	2.70%	3.78%	2.32%
(1) The Company did not grant any stock options during the three months ended September 30, 2023.
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
As of September 30, 2023, the aggregate unrecognized compensation cost of the Executive Chairman Long-Term Performance Award was $77.2 million, which is expected to be recognized over the remaining derived service period of 2.3 years.
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
As of September 30, 2023, 1,002,096 warrants were vested. The Company recorded $0.5 million and $5.0 million as a reduction of revenue during the three and nine months ended September 30, 2023, respectively. The Company recorded $1.7 million and $5.2 million as a reduction of revenue during the three and nine months ended September 30, 2022, respectively. Upon vesting, the fair values of the vested warrants are recorded into the Company’s Additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the customer over the term of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.
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

During the nine months ended September 30, 2023, the Company repurchased and subsequently retired 3.2 million shares for $21.0 million under the 2022 Share Repurchase Program, for an average price of $6.46. The total price of the shares repurchased and related transaction costs and excise taxes are reflected as a reduction to Common stock and additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.
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
During the three and nine months ended September 30, 2023, the Company repurchased and subsequently retired 11.5 million and 21.6 million shares for $64.4 million and $112.9 million under the 2023 Share Repurchase Program, for an average price of $5.62 and $5.22, respectively. The total price of the shares repurchased and related transaction costs and excise taxes are reflected as a reduction to Common stock and additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.
As of September 30, 2023, $88.1 million remained available for future share repurchases under the 2023 Share Repurchase Program.
10.    Net Loss Per Share Attributable to Common Stockholders
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to Class A and Class B common stockholders	$(54,990)	$(53,168)	$(182,587)	$(158,454)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	529,488,986	548,990,212	535,797,471	545,614,599
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.34)	$(0.29)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the three and nine months ended September 30, 2023 and 2022.
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

Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of September 30,
	2023	2022
Warrants to purchase Class B common stock	1,900,000	1,900,000
Stock options outstanding, including early exercise of options	37,219,198	38,286,051
Unvested RSUs outstanding	42,345,650	25,391,779
Shares committed under the ESPP	221,637	282,154
Stock options and RSUs available for future grants	69,079,058	70,404,426
Total	150,765,543	136,264,410
11.    Income Tax
The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company recorded an income tax expense of $0.2 million and an immaterial amount for three months ended September 30, 2023 and 2022, respectively. The Company recorded an income tax benefit of $6.6 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax benefit for the nine months ended September 30, 2023 was primarily attributable to a $7.2 million partial valuation allowance release due to the acquisition of Power Finance Inc. (see Note 13 “Business Combination” for additional information), offset by $0.6 million of income tax expenses resulting from profitable foreign operations. The income tax benefit for the nine months ended September 30, 2022 was primarily attributable to stock-based compensation deductions for certain foreign jurisdictions.
On August 16, 2022, the Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted in the United States. The Inflation Reduction Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. The amount of excise tax accrued for repurchases made by the Company during the three and nine months ended September 30, 2023, were $0.4 million and $0.8 million, respectively. The remaining corporate tax changes included in the Inflation Reduction Act are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.
12.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash on deposit with financial institutions may exceed federally insured limits. Cash and cash equivalents as of September 30, 2023 and December 31, 2022 include $812.5 million and $462.5 million, respectively, of investments managed by four financial institutions, which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.
As of September 30, 2023, short-term investments were $349.4 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries and U.S. agency securities, which amounted to $310.6 million, or 89% of the short-term investments, and certificate of deposits which amount to $20.0 million, or 6% of the short-term investments. As of September 30, 2023, all debt securities within the Company's portfolio are investment grade.
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

A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended September 30, 2023 and 2022, 75% and 81% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank, respectively. For the nine months ended September 30, 2023 and 2022, 77% and 83% of Total Processing Volume was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one customer. For the three months ended September 30, 2023 and 2022, this customer accounted for 50% and 73% of the Company’s net revenue, respectively. For the nine months ended September 30, 2023 and 2022, this customer accounted for 72% and 69% of the Company’s net revenue, respectively. As of September 30, 2023, another customer accounted for 14% of the Company’s accounts receivable balance.
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
The following table summarizes the components of the preliminary purchase consideration transferred (in thousands):

Base purchase price less contingent consideration	$221,933
Less: postcombination cash, non-cash expense and other purchase adjustments	118,447
Plus: cash acquired on acquisition date	7,089
Total purchase consideration, excluding contingent consideration	110,575
Contingent consideration	53,067
Purchase consideration	$163,642
Of the $117.6 million postcombination compensation excluded from purchase consideration, approximately $32.4 million was recognized as non-cash postcombination compensation cost at closing as a result of the vesting provisions of the employee replacement awards on the acquisition date. The remaining $85.1 million is subject to continuous employment and will be recognized as postcombination cash compensation cost over a weighted-average period of 2.2 years. Postcombination expense recognized was $15.9 million and $26.1 million for the three and nine months ended September 30, 2023, respectively, and are included within Compensation and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Power Finance’s cloud-based platform offers credit card program management services for companies creating new credit card programs. The acquisition of Power Finance is expected to accelerate the capabilities offered in the Company’s credit product and allow the Company’s customers to launch a wide range of credit products and constructs.
The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The preliminary $163.6 million purchase consideration was attributed to $41.0 million of developed technology intangible assets (to be amortized over an estimated useful life of 7.0 years), $7.4 million of deferred tax liabilities, and $7.0 million of net assets acquired, with the $123.0 million excess of purchase consideration over the fair value of assets acquired and liabilities assumed recorded as goodwill. The fair value of the developed technology intangible assets was estimated using the multi-period excess earnings method (“MPEEM”), a form of the income approach. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset. The Company applied judgment which involved the use of certain assumptions with respect of the revenue and EBITDA forecasts, obsolescence rate, research and development for future technology, and discount rate. The goodwill recognized was primarily attributable to the expected synergies from integrating Power Finance’s technology into the Company’s platform. Goodwill is not expected to be deductible for tax purposes. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The measurement period will end no later than one year from the acquisition date.
The financial results of Power Finance are included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. Separate operating results and pro forma results of operations for Power Finance have not been presented as the effect of this acquisition was not material to the Company’s financial results. Acquisition-related third-party transaction costs were $1.3 million and $3.2 million for the three and nine months ended September 30, 2023, respectively, and are included in Professional services in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the third quarter of 2023, the Company paid out $53.1 million as the performance-based goals tied to the contingent consideration were achieved during the second quarter of 2023.
14.    Restructuring
During the second quarter of 2023, the Company approved a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses and improve profitability by reducing the Company’s workforce. The net restructuring charges incurred in connection with the Restructuring Plan was approximately $8.7 million, which was substantially completed as of September 30, 2023.
The Company recorded $0.3 million and $8.7 million in restructuring charges during the three and nine months ended September 30, 2023, respectively, which consisted of $14.6 million primarily related to one-time severance and benefit payments, as well as a net reduction of stock-based compensation of $2.9 million related to the vesting of certain equity awards and the forfeiture of certain equity awards which are accounted for as occurred. Additionally, the Company reduced previously accrued bonuses for impacted employees of $2.9 million due to the terms of the Restructuring Plan. These costs were included in Compensation and benefits in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table summarizes the Company’s restructuring liability that is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet:

Balance as of December 31, 2022	$—
Restructuring charges	14,588
Cash payments	(14,341)
Balance as of September 30, 2023	$247
15.    Subsequent Event
On November 3, 2023, the Company and Block, Inc. (formerly Square, Inc., or “Block”) executed a contract amendment (the “November 2023 Amendment”) to their Master Services Agreement (together the “Amended Agreement”). Pursuant to the terms of the Amended Agreement, the Cash App and Square Debit Card program terms will expire on June 30, 2028 and shall automatically renew thereafter for successive one-year periods, unless terminated earlier by either party. The November 2023 Amendment provides for reduced pricing for the Square Debit Card program and also names the Company as the default provider of issuing processing and related services in current or future markets outside of the U.S. where Block intends to operate and the Company is able to provide issuing and processing services, subject to certain exceptions.

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
Our modern architecture allows for flexibility, a high degree of configurability, and accelerated product development, democratizing access to card issuing technology. It also enables us to rapidly expand our platform’s functionality, creating added value for our customers. Depending on a customer’s desired level of control and responsibility, Marqeta can work with companies in a range of different configurations:
•Managed By Marqeta: With MxM, Marqeta provides an Issuing Bank partner to act as the Bank Identification Number sponsor (the “BIN sponsor”), for the customer’s card program, manages the customer’s card program on behalf of the Issuing Bank, and provides a full-range of services including configuring many of the critical resources required by a customer’s production environment. In addition to providing customer access to the Marqeta dashboard via our APIs and payment processing, Marqeta also manages a number of the primary tasks related to launching a card program, such as defining and managing the program, operating the program and managing certain profitability components, and managing compliance with applicable regulations, Issuing Bank and Card Network rules. Also available to our MxM customers are a variety of managed services, including dispute management, fraud scoring, card fulfillment, and cardholder support services.
•Powered By Marqeta: With PxM, Marqeta also provides customers access to the Marqeta dashboard via our APIs, provides payment processing, and assists with certain configuration elements that enable the customer to use the platform independently. Unlike under our Managed By Marqeta card programs, our PxM customers are responsible for other elements of the card program, including defining and managing the program with the Card Networks and Issuing Bank as well as managing compliance with applicable regulations, Issuing Bank and Card Network rules.
•In certain circumstances, Marqeta may offer a combination of specific MxM and PxM services. For example, we may provide a variety of managed services in addition to payment processing while the customer has responsibility for defining and managing the Card Network relationship for their card program.
Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including various geopolitical conflicts, ongoing supply chain shortages, higher inflation and interest rates, and uncertainty in global economic conditions will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees. See the section titled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of the possible impact of these macroeconomic factors on our business.

Recent Developments
Block Contract Renewals
We executed contract amendments on August 4, 2023 (the “August 2023 Amendment”) and November 3, 2023 (the “November 2023 Amendment,” and, together with the August 2023 Amendment, the “Block Amendments”) to the Master Services Agreement with Block. Pursuant to the terms of the Block Amendments, the term of the Cash App and the Square Debit Card program will expire on June 30, 2028 and automatically renew thereafter for successive one-year periods, unless terminated earlier by either party.
The Block Amendments provide for reduced pricing for the Cash App and Square Debit Card programs, and, in addition, the August 2023 Amendment provides that the Company will continue to provide various services to Block, though Block will be responsible for defining and managing the Cash App program with respect to the primary Card Network going forward, including being responsible for managing the financial relationship between the Cash App program and the primary Card Network, choosing the card brand, determining the product type, and meeting program parameters. The August 2023 Amendment also includes a continuation of services for the Cash App program for a period of time in the event of a change of control of the Company. The November 2023 Amendment provides that the Company will be the default provider of issuing processing and related services in current or future markets outside of the U.S. where Block intends to operate and the Company is able to provide issuing and processing services, subject to certain exceptions.
The reduction in pricing paired with the change to our revenue presentation for the Cash App program occurring as a result of the August 2023 Amendment, reduces reported net revenue. While there is no change to the revenue presentation for the Square Debit Card program, we expect the reduced pricing occurring as a result of the November 2023 Amendment will also reduce reported net revenue. In addition, on an overall basis, the revised relationship decreases gross profit and increases our gross margin percentage.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Processing Volume (TPV) (in millions)	$56,650	$42,473	$160,285	$119,556

Net revenue (in thousands)	$108,891	$191,621	$557,349	$544,401
Gross profit (in thousands)	$72,508	$80,102	$246,281	$232,877
Gross margin	67%	42%	44%	43%
Net loss (in thousands)	$(54,990)	$(53,168)	$(182,587)	$(158,454)
Net loss margin	(51)%	(28)%	(33)%	(29)%
Total operating expenses (in thousands)	$142,334	$139,598	$472,960	$388,362

Non-GAAP Measures:
Adjusted EBITDA (in thousands)	$(2,062)	$(13,630)	$(5,586)	$(34,308)
Adjusted EBITDA margin	(1.9)%	(7)%	(1)%	(6)%
Non-GAAP operating expenses (in thousands)	$74,570	$93,733	$251,867	$267,185
Total Processing Volume (TPV) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; restructuring charges; acquisition-related expenses which consist of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions and cash and non-cash postcombination compensation expenses; income tax expense (benefit); and other income (expense) net, which consists of interest income from our short-term investments, realized foreign currency gains and losses, our share of equity method investments’ profit or loss, impairment of equity method investments or other financial instruments, and gain from sale of equity method investments. We believe that Adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into our calculation of our annual employee bonus plans. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of net loss to Adjusted EBITDA.
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
Non-GAAP operating expenses - Non-GAAP operating expenses is a non-GAAP financial measure that is calculated as total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; restructuring charges; and acquisition-related expenses which consists of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions, and cash and non-cash postcombination compensation expenses. We believe that non-GAAP operating expenses is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled

“Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of total operation expenses to non-GAAP operating expenses.
Components of Results of Operations
Net Revenue
We have two components of net revenue: platform services revenue, net and other services revenue.
Platform services revenue, net. Platform services revenue includes Interchange Fees, net of Revenue Share and other service-level payments to customers and Card Network and Issuing Bank costs for certain customer arrangements where the Company is an agent in the delivery of services to the customer. Platform services revenue also includes processing and other fees. Interchange Fees are earned on card transactions we process for our MxM customers and are based on a percentage of the transaction amount plus a fixed amount per transaction. Interchange Fees are recognized when the associated transactions are settled.
Revenue Share payments are incentives to our MxM customers to increase processing volumes on our platform. Revenue Share is generally computed as a percentage of the Interchange Fees earned or processing volume and is paid to our MxM customers monthly. Revenue Share payments are recorded as a reduction to revenue. Generally, as MxM customers' processing volumes increase, the rates at which we share revenue increase.
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
Costs of Revenue
Costs of revenue consist of Card Network fees, Issuing Bank fees, and card fulfillment costs for revenue arrangements where the Company is the principal in providing services to the customer. Card Network fees are equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank fees compensate our Issuing Banks for issuing cards to our customers and sponsoring our card programs with the Card Networks and are typically equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
We have separate marketing and incentive arrangements with Card Networks that provide us with monetary incentives for establishing customer card programs with, and routing volume through, the respective Card Network. The amount of the incentives is generally determined based on a percentage of the processing volume or the number of transactions routed over the Card Network. We record these incentives as a reduction of Card Network fees. Generally, as processing volumes increase, we earn a higher rate of monetary incentives from these arrangements, subject to attaining certain volume thresholds during an annual measurement period. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Additionally, unusual fluctuations in Card Network fees can occur in the quarter in which volume thresholds are attained as higher incentive rates are applied to volumes over the entire measurement periods, which can span six or twelve months.
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
Depreciation and Amortization. Depreciation and amortization consist primarily of depreciation of our fixed assets and amortization of developed technology intangible assets.
Marketing and Advertising. Marketing and advertising consist primarily of costs of general marketing and promotional activities.
Other Operating Expenses. Other operating expenses consist primarily of insurance costs, indemnification costs, employee travel-related expenses, employee training costs, indirect state and local taxes, and other general office expenses.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income from our short-term investments and cash deposits, gain from sale of equity method investments, impairment of equity method investments or other financial instruments, equity method investment share of loss, and realized foreign currency gains and losses.
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes, and U.K., Australia, and Canada income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net revenue	$108,891	$191,621	$557,349	$544,401
Costs of revenue	36,383	111,519	311,068	311,524
Gross profit	72,508	80,102	246,281	232,877
Operating expenses:
Compensation and benefits	115,846	105,887	390,393	304,103
Technology	13,930	13,422	41,674	37,960
Professional services	4,197	6,620	14,507	17,184
Occupancy	1,074	1,125	3,285	3,388
Depreciation and amortization	3,108	934	7,582	2,834
Marketing and advertising	346	688	1,348	2,133
Other operating expenses	3,833	10,922	14,171	20,760
Total operating expenses	142,334	139,598	472,960	388,362
Loss from operations	(69,826)	(59,496)	(226,679)	(155,485)
Other income (expense), net	15,074	6,333	37,508	(3,542)
Loss before income tax expense	(54,752)	(53,163)	(189,171)	(159,027)
Income tax expense (benefit)	238	5	(6,584)	(573)
Net loss	$(54,990)	$(53,168)	$(182,587)	$(158,454)

Comparison of the Three Months Ended September 30, 2023 and 2022
Net Revenue

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Net revenue:
Total platform services, net	$104,332	$185,837	$(81,505)	(44)%
Other services	4,559	5,784	(1,225)	(21)%
Total net revenue	$108,891	$191,621	$(82,730)	(43)%

Total Processing Volume (TPV) (in millions)	$56,650	$42,473	$14,177	33%
Total net revenue decreased by $82.7 million, or 43%, for the three months ended September 30, 2023 compared to the same period in 2022, of which a decrease of $84.4 million was attributable to our largest customer, Block. The decrease in net revenue was primarily driven by the August 2023 Amendment discussed in the Recent Developments section which impacted the revenue presentation for the Cash App Program as fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume are recorded as a reduction to the revenue earned from the Cash App program within Net revenue effective as of July 1, 2023. In prior periods, these costs were included within Costs of revenue. The impact of these fees for the three months ended September 30, 2023 was a $114 million reduction to Net revenue, negatively impacting the growth rate by 60 ppts. These decreases in net revenue were partially offset by increased TPV from Block’s programs. Revenue from other customers increased $2.4 million, primarily driven by a 33% increase in TPV partially offset by the impact of contract renewals and unfavorable changes in the mix of our card programs, particularly the growth of our PxM offering.
Other services revenue decreased $1.2 million, or 21%, in the three months ended September 30, 2023 compared to the same period in 2022 due primarily to a decrease in card fulfillment revenue.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services, and PxM customers. The growth in TPV for our top five customers, as determined by their individual processing volume in each respective period, was 32% in the three months ended September 30, 2023 compared to the same period in 2022, while TPV from all other customers, as a group, grew by 42% in the three months ended September 30, 2023 compared to the same period in 2022. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Costs of revenue:
Card Network fees, net	$29,799	$98,570	$(68,771)	(70)%
Issuing Bank fees	2,912	8,065	(5,153)	(64)%
Other	3,672	4,884	(1,212)	(25)%
Total costs of revenue	$36,383	$111,519	$(75,136)	(67)%

Gross profit	$72,508	$80,102	$(7,594)	(9)%
Gross margin	67%	42%
Costs of revenue decreased by $75.1 million, or 67%, for the three months ended September 30, 2023 compared to the same period in 2022, of which a decrease of $72.9 million was attributable to Block, primarily due to the revenue presentation change for our fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume which are now reflected within Net revenue as a result of the August 2023 Amendment discussed in the Recent Developments section. Such decreases were partially offset by increased costs resulting from the 33% increase in TPV.
As a result of the decreases in net revenue and costs of revenue discussed above, our gross profit decreased by $7.6 million, or 9%, in the three months ended September 30, 2023 compared to the same period in 2022, and our gross margin increased by 25 percentage points in the three months ended September 30, 2023 compared to the same period in 2022.
Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	70,298	62,378	$7,920	13%
Share-based compensation	45,548	43,509	$2,039	5%
Total compensation and benefits	115,846	105,887	$9,959	9%
Percentage of net revenue	106%	55%
Technology	13,930	13,422	508	4%
Percentage of net revenue	13%	7%
Professional services	4,197	6,620	(2,423)	(37)%
Percentage of net revenue	4%	3%
Occupancy	1,074	1,125	(51)	(5)%
Percentage of net revenue	1%	1%
Depreciation and amortization	3,108	934	2,174	233%
Percentage of net revenue	3%	—%
Marketing and advertising	346	688	$(342)	(50)%
Percentage of net revenue	—%	—%
Other operating expenses	3,833	10,922	(7,089)	(65)%
Percentage of net revenue	4%	6%
Total operating expenses	$142,334	$139,598	$2,736
Percentage of net revenue	131%	73%
Salaries, bonus, benefits, and payroll taxes increased by $7.9 million primarily due to a $10.6 million, or 22%, increase in employee salaries, partially offset by a $1.3 million, or 38%, decrease in contractor expense. The increase in employee salaries was driven by $15.9 million in postcombination compensation costs to former employees of Power Finance, partially offset by an increase of $3.0 million in capitalized labor costs and $2.3 million in lower salary costs primarily attributed to the restructuring that occurred in the second quarter of 2023.
Share-based compensation increased by $2.0 million in the three months ended September 30, 2023 compared to the same period in 2022 mainly due to the increase in the number of RSU awards granted to employees as further detailed in the table below:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Share-based compensation
Restricted stock units	$25,021	$22,246	$2,775	12%
Stock options	6,858	7,318	(460)	(6)%
Executive Chairman Long-Term Performance Award	13,413	13,413	—	—%
Employee Stock Purchase Plan	256	532	(276)	(52)%
Total share-based compensation	$45,548	$43,509	$2,039	5%
Technology expenses increased by $0.5 million, or 4% for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to increased software licensing costs as we implement internal systems and tools.

Professional services expenses decreased by $2.4 million, or 37%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to reduced consulting and recruiting fees.
Occupancy expense remained relatively flat for the three months ended September 30, 2023 compared to the same period in 2022.
Depreciation and amortization expense increased by $2.2 million, or 233%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to the amortization of developed technology intangible assets originating from the Power Finance acquisition.
Marketing and advertising expenses decreased by $0.3 million, or 50%, for the three months ended September 30, 2023 compared to the same period in 2022 due to decreased conference and trade show costs incurred in the current year.
Other operating expenses decreased by $7.1 million, or 65% for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to cost optimization initiatives and an indemnification cost of $5.9 million that was recognized during the three months ended September 30, 2022.
Other Income (Expense), net

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other income (expense), net	$15,074	$6,333	$8,741	138%
Percentage of net revenue	14%	3%
Other income (expense), net increased by $8.7 million, or 138%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in interest income earned on our short-term investments portfolio and cash deposits in the third quarter of 2023.
Customer Concentration
We generated 50% and 73% of our net revenue from our largest customer, Block, during the three months ended September 30, 2023 and 2022, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Net Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Net revenue:
Total platform services, net	$540,862	$527,940	12,922	2%
Other services	16,487	16,461	26	—%
Total net revenue	$557,349	$544,401	$12,948	2%

Total Processing Volume (TPV) (in millions)	$160,285	$119,556	$40,729	34%
Total net revenue increased by $12.9 million, or 2%, for the nine months ended September 30, 2023 compared to the same period in 2022, of which $21.8 million of this increase was attributable to Block. The increase was primarily driven by increased TPV from Block’s programs, partially offset by the change in revenue presentation resulting from the August 2023 Amendment further discussed in the Recent Developments section as fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume are recorded as a reduction to the revenue earned from the Cash App program within Net revenue effective as of July 1, 2023. For other customers, revenue decreased $7.4 million due to one customer migrating a portion of one of their programs to a competitor starting in Q3 2022 as well as unfavorable changes in the mix of our card programs, particularly the growth of our PxM offering, partially offset by a 27% increase in TPV.
Other services revenue remained relatively flat for the nine months ended September 30, 2023 compared to the same period in 2022.
The 34% increase in TPV was mainly driven by growth across all our major verticals, particularly financial services and PxM customers. The growth in TPV for our top five customers, as determined by their individual processing volume in each respective period, was 35% in the nine months ended September 30, 2023 compared to the same period in 2022, while TPV from all other customers, as a group, grew by 27% in the nine months ended September 30, 2023 compared to the same period in 2022. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Costs of revenue:
Card Network fees, net	281,436	274,564	$6,872	3%
Issuing Bank fees	17,964	23,088	(5,124)	(22)%
Other	11,668	13,872	(2,204)	(16)%
Total costs of revenue	$311,068	$311,524	$(456)	—%

Gross profit	$246,281	$232,877	$13,404	6%
Gross margin	44%	43%
Costs of revenue decreased by $0.5 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to the revenue presentation change for our fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume. Effective as of July 1, 2023, these fees are recorded within Net revenue as a result of the August 2023 Amendment discussed in the Recent Developments section. In addition, the Company realized improved economics with Issuing Bank partners. These decreases were partially offset by increases in Issuing Bank and Network fees driven by the 34% increase in TPV.

As a result of the increases in net revenue and costs of revenue discussed above, our gross profit increased by $13.4 million, or 6%, for the nine months ended September 30, 2023 compared to the same period in 2022. Our gross margin remained relatively flat during the nine months ended September 30, 2023 compared to the same period in 2022.
Operating Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	254,681	188,441	$66,240	35%
Share-based compensation	135,712	115,662	$20,050	17%
Total compensation and benefits	390,393	304,103	$86,290	28%
Percentage of net revenue	70%	56%
Technology	41,674	37,960	3,714	10%
Percentage of net revenue	7%	7%
Professional services	14,507	17,184	(2,677)	(16)%
Percentage of net revenue	3%	3%
Occupancy	3,285	3,388	(103)	(3)%
Percentage of net revenue	1%	1%
Depreciation and amortization	7,582	2,834	4,748	168%
Percentage of net revenue	1%	1%
Marketing and advertising	1,348	2,133	$(785)	(37)%
Percentage of net revenue	—%	—%
Other operating expenses	14,171	20,760	(6,589)	(32)%
Percentage of net revenue	3%	4%
Total operating expenses	$472,960	$388,362	$84,598
Percentage of net revenue	85%	71%
Salaries, bonus, benefits, and payroll taxes increased by $66.2 million primarily due to a $72.9 million, or 49%, increase in salaries, partially offset by a $3.6 million decrease in bonus expense and a $3.1 million decrease in contractor costs. The increase in employee salaries was primarily due to $58.5 million in post combination compensation costs due to former employees of Power Finance, $11.6 million in costs related to the restructuring announced in the second quarter of 2023, increased average headcount period over period paired with an overall increase in compensation rates, partially offset by higher capitalized labor costs.

Share-based compensation increased by $20.1 million in the nine months ended September 30, 2023 compared to the same period in 2022 mainly due to the increase in the number of RSU awards granted to employees as further detailed in the table below:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Share-based compensation
Restricted stock units	$74,991	$52,669	$22,322	42%
Stock options	19,651	21,136	(1,485)	(7)%
Executive Chairman Long-Term Performance Award	39,801	39,801	—	—%
Employee Stock Purchase Plan	1,269	2,056	(787)	(38)%
Total share-based compensation	$135,712	$115,662	$20,050	17%
Technology expenses increased by $3.7 million, or 10%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was due to a $0.8 million increase in third-party hosting costs to support our continued growth, and a $2.9 million increase in software licensing costs as we implement internal systems and tools.
Professional services expenses decreased by $2.7 million, or 16%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to decreased consulting and recruiting fees.
Occupancy expense remained relatively flat for the nine months ended September 30, 2023 compared to the same period in 2022.
Depreciation and amortization increased by $4.7 million, or 168%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to the amortization of developed technology intangible assets originating from the Power Finance acquisition.
Marketing and advertising expenses decreased by $0.8 million, or 37%, for the nine months ended September 30, 2023 compared to the same period in 2022 due to decreased conference and trade show costs incurred in the current year.
Other operating expenses decreased by $6.6 million, or 32%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to cost optimization initiatives and an indemnification cost of $5.9 million that was recognized during the nine months ended September 30, 2022.
Other Income (Expense), net

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other income (expense), net	$37,508	$(3,542)	$41,050	(1159)%
Percentage of net revenue	7%	(1)%
Other income (expense), net increased by $41.1 million, or 1159%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was mostly due to a $28.5 million increase in interest income earned on our short-term investments portfolio and cash deposits in the nine months ended September 30, 2023 and the impairment of an option to purchase the remaining equity interests in an equity method investee that was incurred during the prior year comparable period.
Customer Concentration
We generated 72% and 69% of our net revenue from our largest customer, Block, during the nine months ended September 30, 2023 and 2022, respectively.

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

A reconciliation of net loss to adjusted EBITDA and GAAP operating expenses to non-GAAP operating expenses for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net revenue	$108,891	$191,621	$557,349	$544,401
Net loss	$(54,990)	$(53,168)	$(182,587)	$(158,454)
Net loss margin	(51)%	(28)%	(33)%	(29)%
Total operating expenses	$142,334	$139,598	$472,960	$388,362

Net loss	$(54,990)	$(53,168)	$(182,587)	$(158,454)
Depreciation and amortization expense	3,108	934	7,582	2,834
Share-based compensation expense	45,548	43,509	138,603	115,662
Payroll tax expense related to share-based compensation	541	509	1,818	1,768
Acquisition-related expenses (1)	18,270	913	64,420	913
Restructuring	297	—	8,670	—
Other (income) expense, net	(15,074)	(6,333)	(37,508)	3,542
Income tax expense (benefit)	238	5	(6,584)	(573)
Adjusted EBITDA	$(2,062)	$(13,631)	$(5,586)	$(34,308)
Adjusted EBITDA Margin	(2)%	(7)%	(1)%	(6)%

Total operating expenses	$142,334	$139,598	$472,960	$388,362
Depreciation and amortization expense	(3,108)	(934)	(7,582)	(2,834)
Share-based compensation expense	(45,548)	(43,509)	(138,603)	(115,662)
Payroll tax expense related to share-based compensation	(541)	(509)	(1,818)	(1,768)
Restructuring	(297)	—	(8,670)	—
Acquisition-related expenses (1)	(18,270)	(913)	(64,420)	(913)
Non-GAAP operating expenses	$74,570	$93,733	$251,867	$267,185
_______________
(1) Acquisition-related expenses, which include transaction costs, integration costs and cash and non-cash postcombination compensation expense, have been excluded from adjusted EBITDA as such expenses are not reflective of our ongoing core operations and are not representative of the ongoing costs necessary to operate our business; instead, these are costs specifically associated with a discrete transaction.
Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity included cash, cash equivalents, and short-term investments totaling $1.3 billion, with such amounts held for working capital purposes. Our cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. treasury bills, U.S. government securities, commercial paper, asset-backed securities, certificates of deposit, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
On September 14, 2022, our board of directors authorized a share repurchase program (the “2022 Share Repurchase Program”) of up to $100 million of our Class A common stock beginning September 15, 2022. Under the 2022 Share Repurchase Program, we were authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The 2022 Share Repurchase Program had no set expiration date; however, the 2022 Share Repurchase Program was exhausted during the first quarter of 2023.

On May 8, 2023, our board of directors authorized a share repurchase program (the “2023 Share Repurchase Program”) of up to $200 million of our Class A common stock. Under the 2023 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The 2023 Share Repurchase Program has no set expiration date. As of September 30, 2023, $88.1 million remained available for future share repurchases under this repurchase program.
On February 3, 2023, we acquired all outstanding stock of Power Finance Inc. (“Power Finance”). Upon the closure of the acquisition, we paid $134.7 million to the shareholders of Power Finance Inc, net of cash acquired. As part of the terms of the acquisition, we paid additional cash of $53.1 million for contingent consideration tied to performance-based goals that were achieved. We also entered into postcombination cash compensation arrangements with certain key acquired employees whereby we shall pay them $85.1 million of cash over a weighted average 2.2 year service period following the acquisition date (subject to forfeiture upon termination). As of September 30, 2023, $64.3 million of the postcombination cash compensation arrangements remained outstanding.
During the second quarter of 2023, we announced a restructuring plan intended to reduce operating expenses and improve profitability by reducing the Company’s workforce. In connection with the restructuring plan, we have paid approximately $14.3 million to impacted employees primarily related to one-time severance and benefit payments as of September 30, 2023.
We believe our existing cash and cash equivalents, and our short-term investments will be sufficient to meet our working capital and capital expenditure needs for more than the next 12 months. As of the date of filing this Quarterly Report on Form 10-Q, we have access to and control over all our cash, cash equivalents and short-term investments, except amounts held as restricted cash. Our future capital requirements will depend on many factors, including our planned continuing investment in product development, platform infrastructure, share repurchases, and global expansion. We will use our cash for a variety of needs, including for ongoing investments in our business, potential strategic acquisitions, capital expenditures and investment in our infrastructure, including our non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
As of September 30, 2023, we had $7.8 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$4,582	$(27,894)
Net cash (used in) provided by investing activities	(43,396)	940
Net cash used in financing activities	(197,283)	(15,770)
Net decrease in cash, cash equivalents, and restricted cash	$(236,097)	$(42,724)
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

Net cash provided by operating activities was $4.6 million in the nine months ended September 30, 2023 compared to a net cash used in the same period in 2022 of $27.9 million. The increase in net cash used in operating activities is due mainly to the timing of payments for costs of our services and operating expenses, partially offset by the increase in net revenue.
Investing Activities
Net cash provided by investing activities consists primarily of maturities and sales of our investments in short-term investments. Net cash used in investing activities consists primarily of purchases of short-term investments, purchases of property and equipment, capitalization of internal-use software and cash consideration for business combinations.
Net cash used in investing activities in the nine months ended September 30, 2023 was $43.4 million compared to a net cash provided the same period in 2022 of $0.9 million. The increase in net cash used in investing activities is primarily due to the Power Finance acquisition, the increase in purchases of short-term investments, and capitalization of internal-use software, partially offset by the increase in maturities and sales of short-term investments.
Financing Activities
Net cash provided by financing activities consists primarily of proceeds from the issuance of our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities and the share repurchase programs.
Net cash used in financing activities in the nine months ended September 30, 2023 was $197.3 million compared to net cash used in the same period in 2022 of $15.8 million. The increase in net cash used in financing activities is primarily due to payments to repurchase shares under the share repurchase programs and the payment of the contingent consideration from our Power Finance acquisition.
Obligations and Other Commitments
There were no material changes in our obligations and other commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
As of September 30, 2023, we had non-cancellable purchase commitments with certain Issuing Banks and service providers of $198.9 million, payable over the next 5 years. These purchase obligations include $185.5 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
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
In arrangements where the Company is both the Issuer Processor and Program Manager, we are the principal in providing services under our contracts with customers. To deliver the services required by our customers, we contract with Card Networks for transaction routing, reporting, and settlement services and with Issuing Banks for card issuing, Card Network sponsorship, and regulatory compliance approval services. We control these integrated services before delivery to our customers, we are primarily responsible for the delivery of the services to customers, and we have discretion in vendor selection. As such, we record fees paid to the Issuing Banks and Card Networks as Costs of Revenue within the Condensed Consolidated Statements of Operations and Comprehensive Loss. In certain customer arrangements, the customer is directly responsible for defining and managing the Card Network relationship for their card program. In these instances, the Company is considered an agent in providing services to the customer thus fees owed to Issuing Banks and Card Networks related to these programs are recorded within Net Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In arrangements where the Company acts solely as the Issuer Processor, we do not integrate the services of Issuing Banks or Card Networks.
For certain revenue contracts, we estimate variable consideration and material rights to record each period. This requires that we estimate the expected processing volume over the term of the contract, including any additional extension of the term associated with a material right. These estimates are predominantly derived by analysis of historical trends and are updated on a quarterly basis. Changes made to these assumptions during the three and nine months ended September 30, 2023 did not have a material impact to the net revenue recorded during the three and nine months ended September 30, 2023.
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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $1.3 billion as of September 30, 2023. Such amounts included cash deposits, money market funds, U.S. treasury bills, U.S. government securities, U.S, agency securities, commercial paper, certificate of deposits, and corporate debt securities. The fair value of our cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all short-term investments until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of September 30, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2023 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management performed additional analyses, reconciliations, and other post-closing procedures related to the accounting for our acquisition of Power Finance, and concluded that, notwithstanding the material weakness in our internal control over financial reporting, the Condensed Consolidated Financial Statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter of fiscal year 2023, we began the remediation of the business combination control efforts discussed above.
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

PART II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are currently involved in the following matter:
On August 24, 2023, a putative class action and shareholder derivative lawsuit was filed in the case captioned Stephanie Smith v. Jason Gardner, et al. (Case No. 2023-0872-MTZ) in the Court of Chancery for the State of Delaware against each of the members of our board of directors and naming Marqeta as a nominal defendant. The complaint alleges that the individual defendants breached fiduciary duties in approving the 2023 Share Repurchase Program by failing to implement measures to prevent Marqeta founder Jason Gardner from acquiring control of the Company or ensure that unaffiliated stockholders receive a control premium. The plaintiff seeks damages and injunctive relief in the case, among other relief.
The plaintiff also filed a motion to expedite proceedings to obtain expedited discovery to support a contemplated preliminary injunction motion to enjoin purchases under the 2023 Share Repurchase Program. The Company and the individual defendants opposed the motion and the motion was heard and denied on September 15, 2023. The Company and the individual defendants have filed motions to dismiss the plaintiff’s complaint, but the parties have not yet agreed on a briefing schedule for those motions and no hearing on the motions has been set. The Company is prepared to vigorously defend this litigation.

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
Our total net revenue was $748.2 million, $517.2 million and $290.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, an increase of 45% and 78% from the prior years, respectively. Our total net revenue was $108.9 million and $191.6 million in the three months ended September 30, 2023 and 2022, respectively, a decrease of 43%, and $557.3 million and $544.4 million in the nine months ended September 30, 2023 and 2022, respectively, an increase of 2%. Our TPV was $166.3 billion, $111.1 billion, and $60.1 billion for the years ended December 31, 2022, 2021, and 2020, respectively, an increase of 50% and 85% from the prior years, respectively. Our TPV was $56.6 billion and $42.5 billion for the three months ended September 30, 2023 and 2022, respectively, an increase of 33%, and $160.3 billion and $119.6 billion for the nine months ended September 30, 2023 and 2022, respectively, an increase of 34%. In future periods, we may not be able to sustain our net revenue and TPV growth rates, or the growth rate of related key operating metrics. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
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
Net revenue, TPV, or key operating metrics for any prior quarterly or annual period should not be relied on as an indication of our future performance. For example, we renewed our agreement with Block in August and November 2023, and the renewals have, and are expected to continue to, reduce reported net revenue and decrease gross profit. If our net revenue and TPV growth rates decline, we may not achieve profitability as expected, and our business, financial condition, results of operations, and the price of our Class A common stock would be adversely affected.
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

In addition to capitalizing on the potential net revenue embedded within our existing customer base, we must continue to attract new customers to promote growth. Our growth depends on developing new use cases and industry verticals across new geographies, in addition to introducing new capabilities. We acquired Power Finance in the first quarter of 2023 and released our credit card issuing platform publicly in October 2023. Net revenue growth attributed to our credit card issuing platform is dependent on increasing the number of existing customers or new customers who use our credit card issuing capabilities. We have limited experience administering our credit card issuing platform, and failure to scale the platform due to our limited experience or a competitive market could adversely affect our business and financial results. We may face additional challenges that are unique to the markets we target and we may not be able to acquire new customers in a cost-effective manner. To reach new customers, we may need to spend significantly more on sales and marketing to generate awareness of our platform and educate potential customers on the value of our platform. We may also need to adapt our existing technology and offerings or develop new or innovative capabilities to meet the particular needs of customers in these new use cases or new markets, and there can be no assurance that we will be successful in these efforts. We may not have adequate financial or technological resources to develop effective and secure products and services that will satisfy the demands of customers in these new markets. When a new customer launches with us, if we are slow to onboard them onto our platform or are slow to expand their use cases, our net revenue from the customer may be limited. If we fail to attract new customers, including customers in new use cases, industry verticals, and geographies, and to expand our platform in a way that serves the needs of these new customers, and to onboard them quickly, then we may not be able to continue to grow our net revenue.
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
A small number of customers account for a large percentage of our net revenue. For the years ended December 31, 2022, 2021 and 2020, Block accounted for 71%, 69% and 70% of our net revenue, respectively, and for the three months ended September 30, 2023 and 2022, Block accounted for 50% and 73% of our net revenue, respectively.

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
Our customer contracts generally do not contain long-term commitments from our customers, and our customers may be able to terminate their agreements with us prior to expiration of the contract term. We renewed our agreement with Block in August and November 2023, and the current term for both the Cash App and Square Debit Card programs expires in June 2028. The agreement automatically renews thereafter for successive one-year periods. In addition to reduced pricing for both programs, the renewal provides that Block is responsible for defining and managing the Cash App program with respect to the primary Card Network going forward. The renewals have, and are expected to continue to, reduce reported net revenue and decrease gross profit.
Furthermore, while certain of our customer contracts have minimum volume commitments, others do not. There can be no assurance that we will be able to continue our relationships with our customers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. In addition, the processing volume from our customers has in the past fluctuated from period to period and may fluctuate or decline in future periods. Our net revenue and results of operations could suffer if, among other things, Block or any of our other largest customers do not continue to use our products, use fewer of our products, reduce their processing volume with us, or renegotiate, terminate or fail to renew, or, as Block did in August and November 2023, to renew on different terms, their agreements with us.
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
We have incurred significant net losses since our inception, including net losses of $184.8 million, $163.9 million and $47.7 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively, and $55.0 million and $53.2 million for the three months ended September 30, 2023 and 2022, respectively, and $182.6 million and $158.5 million for the nine months ended September 30, 2023, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve profitability. We anticipate our operating expenses to continue to increase in the foreseeable future as we hire additional personnel, adjust compensation packages to hire new or retain existing employees, expand our operations and infrastructure, continue to enhance our platform and develop and expand its capabilities, expand our products and services, and expand and improve our APIs. These initiatives may be more costly than we expect and may not result in increased net revenue. Further as we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate.
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
•adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions, including the 2023 bank closures and failures; and
•general economic conditions in either domestic or international markets, including conditions resulting from geopolitical uncertainty and instability or war.
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
Our continued growth depends on the efficient operation of our platform without interruption or degradation of performance. Our business involves processing large numbers of transactions, enabling the movement of large sums of money on an aggregate basis, and the management of large amounts of data. System outages or data loss could have a material adverse effect on our business, results of operations, and financial condition. We may experience service interruptions, data loss, outages, and other performance problems due to a variety of factors, including infrastructure changes or failures, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, phishing attacks, ransomware attacks, or other security-related incidents. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order, and we may face difficulties remediating and otherwise responding to any such issues, including resuming operations in a timely manner for our customers and preventing data loss.

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
We rely on our relationships with financial institutions, including Issuing Banks and Card Networks, that provide certain services that are an important part of our product offering. We have in the past and may in the future pay certain amounts in association with these relationships, regardless of whether we were compelled to under law or contract. In addition, we have in the past and may in the future have disagreements with these financial institutions. If we are unable to maintain the quality of these relationships or fail to comply with our contractual requirements with these financial institutions, our business would be adversely affected.

We partner with Issuing Banks, who issue payment cards to our customers and settle payment transactions on such cards. A significant portion of our payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended September 30, 2023 and 2022, 75% and 81%, respectively, of TPV was settled through Sutton Bank. For the nine months ended September 30, 2023 and 2022, 77% and 83%, respectively, of TPV was settled through Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to settle our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the four other U.S. Issuing Banks that we currently contract with. Switching a significant portion or all of our processing volume to another Issuing Bank, including contracting with additional Issuing Banks, would take time and could result in additional costs, including increased operating expenses, and termination fees under our agreement with Sutton Bank if unilaterally terminated by us without Sutton Bank’s consent. We could also lose customers if we do not have another Issuing Bank who is willing to support such customers. Diversifying our contractual relationships and operations with Issuing Banks may increase the complexity of our operations and may also lead to increased costs.

We also have agreements directly with Card Networks that, among other things, provide us certain monetary incentives based on the processing volume of our customers’ transactions routed through the respective Card Network. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. We currently include Card Network fees in the pricing arrangements with the majority of our MxM customers. If our customers were to manage the relationship with the Card Networks, our reported revenue may decrease. For example, we renewed our agreement with Block for their Cash App program in August 2023 which provides that Block will be responsible for defining and managing the Cash App program with respect to the primary Card Network going forward. The renewal reduces reported net revenue and decreases gross profit.
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

Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The bank closures and failures in the first quarter of 2023 created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. If, as a result of a weak economy, our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform, our business, results of operations, and financial condition could be adversely affected. We are unable to predict the impact of other macroeconomic factors, including various geopolitical conflicts, supply chain shortages, higher inflation rates, higher interest rates, and other global economic conditions, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor the situation and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, employees, and us.
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
Unauthorized parties have attempted and may continue to attempt to gain access to our platform, systems, or facilities, and those of our customers, partners, and vendors, through various means and with increasing sophistication. These events could create costly claims and litigation, significant financial liability, regulatory investigations or proceedings, increased regulatory scrutiny, financial sanctions, a loss of confidence in our ability to serve customers and cause current or potential customers to choose another service provider, all of which could have a material adverse impact on our business. We expect to continue to invest significant resources to maintain and enhance our information security and controls and to investigate and remediate security vulnerabilities in compliance with industry standards.
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
Under Card Network rules and our contracts with our Issuing Banks, if there is a breach of payment card information that we store, process, or transmit or that is stored, processed, or transmitted by our customers or other third parties that we do business with, we could be liable to the Issuing Banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly acquired or otherwise disclosed or processed, our business could be materially and adversely affected. The reliability and security of our platform is a core component of our business. Any perceived or actual breach of security or security vulnerability, regardless of how it occurs or the extent of the breach or vulnerability, could significantly disrupt our operations, result in unauthorized or unlawful access to, misuse, disclosure, loss, acquisition, corruption, unavailability, alteration, modification or destruction of our and our customers’ data, including sensitive and proprietary information, and personal data, have a significant impact on our reputation as a trusted brand, cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by the breach or vulnerability and to implement measures to prevent further breaches and vulnerabilities, and expose us to legal risk and potential liability, including those resulting from governmental or regulatory investigations, claims, demands, investigations, and litigation initiated by private parties, including class action litigation, and costs associated with remediation, such as fraud monitoring, card reissuance, and forensics. Our vendors face similar security risks, and any actual or perceived security breach or vulnerability at a vendor providing services to us or our customers could have similar effects.
While we maintain cybersecurity insurance, subject to applicable deductibles and policy limitations, our insurance may be insufficient to cover all liabilities incurred by a cybersecurity attack. We cannot be certain that our insurance coverage will be adequate for privacy, information security, and data protection liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums, or deductibles could have a material adverse effect on our business, results of operations, and financial condition.

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
Our efforts to develop new capabilities for our platform may not be successful. We acquired Power Finance in the first quarter of 2023 and released our credit card issuing platform publicly in October 2023. We have limited experience administering our credit card issuing platform, and failure to scale the platform due to our limited experience or a competitive market could adversely affect our business and financial results.

It is also important for us to implement tools to support the operational efficiency of our platform. If we are unable to provide enhancements and new products on our platform, develop new capabilities that achieve market acceptance, innovate quickly enough to keep pace with rapid technological developments, or experience unintended consequences with enhancements we provide, our business could be adversely affected. For example, our customers may not adopt enhancements and new products or may not use them as intended. We must also keep pace with changing legal and regulatory regimes that affect our platform, products, services, and business practices. We may not be successful in developing modifications, enhancements, and improvements, in bringing them to market quickly or cost-effectively in response to market demands, or at modifying our platform to remain compliant with applicable legal and regulatory requirements.
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
Further expansion of our operations internationally is important to the success of our business and will subject us to new challenges and risks. During the three and nine months ended September 30, 2023, we derived 3% of our net revenue from customers located outside the United States. It is unclear whether and to what extent various geopolitical conflicts will have any broader implications that may impact our business and results of operations. Managing our new and existing international operations requires us to comply with new regulatory frameworks, additional regulatory hurdles, and implement additional resources and controls. Furthermore, our business model may not be successful or have the same traction outside the United States. International expansion subjects our business to additional risks, including:
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
Customers are ultimately responsible for fulfilling their obligations to fund transactions. However, when a customer does not have sufficient funds to settle a transaction, we may be liable to the Issuing Bank to settle the transaction, including a fraudulent or disputed transaction, and may incur losses as a result of claims from the Issuing Bank. We would seek to recover such losses from the customer, but we may not fully recover them if the customer is unwilling or unable to pay due to their financial condition. Additionally, when a chargeback request is approved, the purchase price of the transaction is refunded to the customer’s end user’s account through our platform. If we do not properly process the chargeback, the customer may request that we fund the refunded amount to their end user. We have in the past, and may in the future, incur costs relating to the improper processing of chargeback requests.
Additionally, criminals are using increasingly sophisticated methods to engage in illegal activities which they may use to target us, including “skimming,” counterfeit payment cards, and identity theft. A single, significant incident or a series of incidents of fraud or theft involving cards issued through our platform could result in reputational damage to us, potentially reducing the use and acceptance of our platform or leading to greater regulatory scrutiny that would increase our compliance costs. Fraudulent activity on our platform or as a result of actions by our employees or contractors could also result in the imposition of regulatory sanctions, including significant monetary fines, or other operating losses. The foregoing could have a material adverse effect on our business, results of operations, and financial condition. We are also potentially susceptible to risk from fraudulent acts of employees or contractors.
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
If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, potentially making it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. Disruptions in the credit markets or other factors, such as the current inflationary environment and rising interest rates, could adversely affect the availability, diversity, cost, and terms of funding arrangements. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. The U.S. Federal Deposit Insurance Corporation (“FDIC”) only insures up to $250,000 per depositor per insured bank, and we currently have cash deposited in certain financial institutions in excess of FDIC insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our business, financial condition, and liquidity. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business.
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
In the ordinary course of business, we have been, are currently, and in the future may be, involved in and subject to litigation for a variety of claims or disputes. We have also received and may in the future receive, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations. These claims, lawsuits, and proceedings could include employment, wage and hour, commercial, antitrust, alleged securities law violations or other investor claims, financial regulations, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Our contracts with customers and partners have in the past and may also in the future subject us to indemnification obligations for claims, lawsuits, and proceedings such customers and partners face.
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
We depend on services from various third-party vendors to provide our products and services and maintain our infrastructure, including data center facilities and Amazon Web Services, Inc. as our computing and storage platform. We also rely on Card Networks to complete, settle, and reconcile transactions processed on our platform. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our platform.
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

In addition to laws and regulations that apply directly to us, we are contractually subject to certain laws and regulations through our relationships with Issuing Banks and Card Networks, which operate in a highly regulated industry. Additionally, as a program manager, we are responsible for ensuring compliance with Issuing Banks’ requirements and Card Network rules, and we help create regulatory compliant card programs for our customers. In some cases, we have in the past and could continue to be exposed to liability or indemnification claims from our customers or partners in connection with the services we provide. Furthermore, legislative and regulatory changes could prompt our Issuing Banks to alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business.
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
If we fail to comply with any of these laws, standards, or other actual or asserted obligations, if we fail to protect information that we collect or otherwise process, or if any of these events is reported or perceived to have occurred, we may be subject to regulatory investigations, enforcement actions, and other proceedings, civil litigation, claims, investigations, and demands, and fines and other penalties and liabilities, all of which may generate negative publicity, harm our reputation, and have a negative impact on our business. Further, any such actual or perceived failure may result in, among other things, revocation of any required licenses or registrations, loss of any approved status, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to operate. Our efforts to comply with laws, regulations, and other obligations relating to privacy, data protection, and information security also may cause us to incur substantial operational costs or require us to change our policies and our business practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of third party cooperation.
As we continue to expand our operations internationally, we will continue to become subject to various foreign policy and data protection laws and regulations, which may in some cases be more stringent than the requirements in the jurisdictions in which we currently operate. For example, the GDPR extends the scope of European Union data protection law to companies processing personal data of European Union residents, regardless of the company’s location, and requires companies to meet stringent requirements regarding the handling of personal data. The U.K. has also adopted a law substantially implementing the GDPR as part of its local data protection law, referred to as the U.K. GDPR. The GDPR and other laws and regulations in Europe, the U.K., and elsewhere also impose some limitations on international transfers of personal data. The GDPR imposes substantial obligations and risk upon our business and provides for significant penalties in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of a company group’s annual global turnover, whichever is higher.
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
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. On July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield, eliminating a mechanism we had relied on to legitimize EU-U.S. data transfers. An alternative transfer mechanism that we rely on, use of the standard contractual clauses approved by the European Union Commission, continues to be a valid mechanism for data transfers, provided additional safeguards are in place. Additionally, in July 2023, the United States and European Union launched the EU-U.S. Data Privacy Framework, which may provide another mechanism to facilitate cross border data transfers. We continue to monitor and assess regulatory guidance and other developments related to our data transfer mechanisms. It is possible that our ability to transfer personal data across borders, including from the European Union, U.K., and Switzerland to the United States (and other countries) will be impacted. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union, U.K., Switzerland, or other jurisdictions to the United States (and other countries), and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply new or different standards to the transfer of personal data from the European Union, U.K., Switzerland, or other jurisdictions to the United States (and other countries), and to restrict, block, or impose conditions or restrictions with respect to, certain personal data transfers. Other jurisdictions have also enacted legislation that limits our ability to transfer data across geographic borders. Any inability to transfer personal data in compliance with laws or regulations relating to privacy, data protection, or information security, or otherwise comply with requirements in this rapidly changing environment may impede our ability to attract and retain customers.
If more restrictive or burdensome laws, rules, or regulations related to privacy, data protection, or information security are adopted by authorities in the future on the federal or state level or internationally, or if new or existing laws, rules, or regulations become subject to new or differing interpretations or enforcement, or if we become bound by additional obligations in response to Issuing Bank or customer requests, contractual obligations, or otherwise, relating to privacy, data protection, or information security, including any additional compliance standards relating to non-public consumer personal information, our compliance and operational costs may increase, our opportunities for growth may be curtailed, we may find it necessary or appropriate to modify our data processing practices or policies or otherwise restrict our operations, which we may be unable to complete on a commercially reasonable basis or at all, and our potential liability in connection with breaches or incidents relating to privacy, data protection, and information security may increase, all of which could have a material adverse effect on our business, results of operations, and financial condition. Because the interpretation and application of many laws and regulations relating to privacy, data protection, and information security are uncertain, it also is possible that current or future laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the operation of our products and services. If so, in addition to the possibility of fines, lawsuits, claims, demands, regulatory investigations and other proceedings, and other claims and penalties, we could be required to change our business activities and practices or modify our products or services, any of which could have an adverse effect on our business and which we may be unable to complete on a commercially reasonable basis or at all. Any claims regarding our inability to adequately address privacy, data protection, or information security concerns, even if unfounded, or to comply with applicable laws, regulations, contractual requirements, policies, or other actual or asserted obligations, such as industry standards, could result in additional cost and liability to us, damage our reputation, result in negative publicity, and adversely affect our business. Privacy, data protection, and information security concerns, whether valid or not, may inhibit market adoption of our products and services, particularly in certain industries and jurisdictions. Additionally, if we are not able to quickly adjust to changing laws, regulations, and standards related to data privacy and information security, we could face fines, lawsuits, regulatory investigations and other claims and penalties, our business may be harmed.
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
While we have not historically collected sales, value added or similar indirect taxes from our customers in most jurisdictions in which we have sales, we have collected sales, value added, or similar indirect taxes from our customers in 2023. One or more jurisdictions may seek to impose incremental or new sales, value added or other indirect tax collection obligations on us. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Any requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments could also create additional administrative burdens for us and decrease our future sales, which could have a material adverse effect on our business and results of operations.
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
In addition, our future income tax provisions could be adversely affected by earnings being lower than anticipated, or by the Company incurring losses, in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates; by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program; or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
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
•other events or factors, including those resulting from various geopolitical conflicts (including any related political or economic responses and counter-responses or otherwise by various global actors or general effect on the global economy), incidents of terrorism, pandemics (including the COVID-19 pandemic), or elections, or responses to these events; and
•sales of additional shares of our Class A common stock by us or our stockholders.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 52.0% of the voting power of our capital stock as of September 30, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our initial public offering, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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
As of September 30, 2023, unrecognized compensation costs related to unvested RSUs and unvested outstanding stock options, excluding the Executive Chairman Long-Term Performance Award (as defined below), were $261.5 million and $49.9 million, respectively. These costs are expected to be recognized over a weighted-average period of 2.7 years and 2.3 years, respectively.

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
As of September 30, 2023, the aggregate unrecognized compensation cost related to the Executive Chairman Long-Term Performance Award was $77.2 million, which is expected to be recognized over the remaining derived service period of 2.3 years.
In addition, as of September 30, 2023, we had 37,219,198 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class B common stock or Class A common stock, as well as 42,345,650 total shares of Class B or Class A common stock subject to RSU awards. All of the shares of Class B common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act following conversion to shares of Class A common stock. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. Certain holders of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
None.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2023	3,728,055	$5.17	3,728,055	$132,630,419
August 1 - August 31, 2023	5,837,776	$5.61	5,837,776	$99,871,229
September 1 - September 30, 2023	1,896,744	$6.21	1,896,744	$88,088,743
Total	11,462,575		11,462,575
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

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1*	Amendment No. 18 to the Master Services Agreement by and between the Registrant and Square, Inc., dated September 26, 2023.
10.2†	Amendment No. 17 to the Master Services Agreement by and between the Registrant and Square, Inc., dated August 4, 2023.	8-K/A	001-40465	10.1	August 11, 2023
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: November 8, 2023	By:	/s/ Simon Khalaf
	Name:	Simon Khalaf
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)