Form 10-Q
period 2024-03-31
Marqeta, Inc.
filed 2024-05-07
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 463,882,609 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 54,229,499 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Marqeta”, the “Company”, the “Registrant,” “we”, “us”, “our”, or similar references are to Marqeta, Inc. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$970,357	$980,972
Restricted cash	8,500	8,500
Short-term investments	228,324	268,724
Accounts receivable, net	23,422	19,540
Settlements receivable, net	36,511	29,922
Network incentives receivable	54,223	53,807
Prepaid expenses and other current assets	26,830	27,233
Total current assets	1,348,167	1,388,698
Operating lease right-of-use assets, net	5,814	6,488
Property and equipment, net	28,138	18,764
Intangible assets, net	34,167	35,631
Goodwill	123,523	123,523
Other assets	18,552	16,587
Total assets	$1,558,361	$1,589,691
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$916	$1,420
Revenue share payable	189,864	173,645
Accrued expenses and other current liabilities	147,802	161,514
Total current liabilities	338,582	336,579
Operating lease liabilities, net of current portion	4,080	5,126
Other liabilities	5,034	4,591
Total liabilities	347,696	346,296
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 1,500,000,000 and 1,500,000,000 Class A shares authorized, 463,779,567 and 465,985,131 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. 600,000,000 and 600,000,000 Class B shares authorized, 54,229,499 and 54,357,844 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	52	52
Additional paid-in capital	2,072,692	2,067,776
Accumulated other comprehensive income	(824)	762
Accumulated deficit	(861,255)	(825,195)
Total stockholders’ equity	1,210,665	1,243,395
Total liabilities and stockholders’ equity	$1,558,361	$1,589,691
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$117,968	$217,343
Costs of revenue	33,807	128,179
Gross profit	84,161	89,164
Operating expenses:
Compensation and benefits	108,111	147,759
Technology	13,118	14,590
Professional services	3,870	5,437
Occupancy	1,094	1,154
Depreciation and amortization	3,537	1,980
Marketing and advertising	378	441
Other operating expenses	3,905	5,236
Total operating expenses	134,013	176,597
Loss from operations	(49,852)	(87,433)
Other income, net	13,926	11,672
Loss before income tax expense	(35,926)	(75,761)
Income tax expense (benefit)	134	(6,960)
Net loss	$(36,060)	$(68,801)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(112)	19
Net change in unrealized (loss) gain on short-term investments	(1,474)	4,035
Net other comprehensive (loss) income	(1,586)	4,054
Comprehensive loss	$(37,646)	$(64,747)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	517,987,361	539,744,130
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance as of December 31, 2023	520,342,975	$52	$2,067,776	$762	$(825,195)	$1,243,395
Issuance of common stock upon exercise of options	97,809	—	49	—	—	49
Issuance of common stock upon net settlement of restricted stock units	2,806,175	—	(10,917)	—	—	(10,917)
Vesting of common stock warrants	—	—	2,100	—	—	2,100
Share-based compensation	—	—	46,514	—	—	46,514
Repurchase and retirement of common stock, including excise tax	(5,237,893)	—	(32,830)	—	—	(32,830)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,586)	—	(1,586)
Net loss	—	—	—	—	(36,060)	(36,060)
Balance as of March 31, 2024	518,009,066	$52	$2,072,692	$(824)	$(861,255)	$1,210,665

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	541,364,099	$53	$2,082,373	$(7,237)	$(602,233)	$1,472,956
Issuance of common stock upon exercise of options	803,333	—	1,051	—	—	1,051
Issuance of common stock upon net settlement of restricted stock units	1,469,996	—	(3,746)	—	—	(3,746)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	47,027	—	—	47,027
Repurchase and retirement of common stock, including excise tax	(3,205,808)	—	(20,993)		—	(20,993)
Change in accumulated other comprehensive income (loss)	—	—	—	4,054	—	4,054
Net loss	—	—	—	—	(68,801)	(68,801)
Balance as of March 31, 2023	540,431,620	$53	$2,107,814	$(3,183)	$(671,034)	$1,433,650

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,060)	$(68,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,537	1,980
Share-based compensation expense	44,434	45,999
Non-cash postcombination compensation expense	—	32,430
Non-cash operating leases expense	674	607
Amortization of premium (accretion of discount) on short-term investments	(978)	(975)
Other	181	209
Changes in operating assets and liabilities:
Accounts receivable	(4,271)	1,554
Settlements receivable	(6,589)	6,768
Network incentives receivable	(416)	(16,702)
Prepaid expenses and other assets	538	7,203
Accounts payable	115	224
Revenue share payable	16,219	4,674
Accrued expenses and other liabilities	(16,020)	(24,907)
Operating lease liabilities	(938)	(809)
Net cash provided by (used in) operating activities	426	(10,546)
Cash flows from investing activities:
Purchases of property and equipment	(1,191)	(577)
Capitalization of internal-use software	(5,307)	(3,032)
Business combination, net of cash acquired	—	(131,914)
Purchases of short-term investments	—	(70,807)
Maturities of short-term investments	40,000	108,000
Net cash provided by (used in) investing activities	33,502	(98,330)
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	49	1,016
Taxes paid related to net share settlement of restricted stock units	(10,917)	(3,746)
Repurchase of common stock	(33,675)	(21,826)
Net cash used in financing activities	(44,543)	(24,556)
Net decrease in cash, cash equivalents, and restricted cash	(10,615)	(133,432)
Cash, cash equivalents, and restricted cash- Beginning of period	989,472	1,191,646
Cash, cash equivalents, and restricted cash - End of period	$978,857	$1,058,214
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$970,357	$1,050,414
Restricted cash	8,500	7,800
Total cash, cash equivalents, and restricted cash	$978,857	$1,058,214
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$2,982	$134
Share-based compensation capitalized to internal-use software	$2,080	$1,028
Repurchase of common stock, including excise tax, accrued and not yet paid	$146	$232
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(unaudited)

1.    Business Overview and Basis of Presentation
Marqeta, Inc. (“the Company”) creates digital payment technology for innovation leaders. The Company's modern card issuing platform empowers its customers to create customized and innovative payment card programs, giving them the configurability and flexibility to build better payment experiences.
The Company provides all of its customers issuer processor services and for most of its customers it also acts as a card program manager. The Company primarily earns revenue from processing card transactions for its customers.
The Company was incorporated in the state of Delaware in 2010 and is headquartered in Oakland, California, with offices in the United States, United Kingdom and legal entities in Australia, Brazil, Canada, Poland, and Singapore as of March 31, 2024.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 28, 2024. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.
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
Business Risks and Uncertainties
The Company has incurred net losses since its inception. For the three months ended March 31, 2024, the Company incurred net losses of $36.1 million and had an accumulated deficit of $861.3 million as of March 31, 2024. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies and developing the existing platform infrastructure. The Company believes that its cash and cash equivalents of $970.4 million and short-term investments of $228.3 million as of March 31, 2024 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.

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
For the three months ended March 31, 2024 and 2023, net revenue outside of the United States, based on the billing address of the customer, was 8% and 3%, respectively. As of March 31, 2024 and December 31, 2023, long-lived assets located outside of the United States were not material.
Restricted Cash
Restricted cash consists of deposits with Issuing Banks to provide the Issuing Bank collateral in the event that customers’ funds are not deposited at the Issuing Banks in time to settle customers’ transactions with the Card Networks. Restricted cash also includes cash used to secure a letter of credit for the Company’s lease of its office headquarters in Oakland, California. “Issuing Banks” are financial institutions that issue payment cards (credit, debit, or prepaid) either on their own behalf or on behalf of a business. “Card Networks” are networks that provide the infrastructure for settlement and card payment information flows.
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the condensed consolidated financial statements and related disclosures.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended March 31,
	2024	2023
Platform services revenue, net	$113,935	$210,333
Other services revenue	4,033	7,010
Total net revenue	$117,968	$217,343

Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	March 31, 2024	December 31, 2023
Contract assets - current	Prepaid expenses and other current assets	$1,239	$1,461
Contract assets - non-current	Other assets	9,113	9,397
Total contract assets		$10,352	$10,858
Deferred revenue - current	Accrued expenses and other current liabilities	$11,570	$11,829
Deferred revenue - non-current	Other liabilities	3,661	4,071
Total deferred revenue		$15,231	$15,900
Net revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the deferred revenue balances at the beginning of the respective periods was $2.6 million and $4.6 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of March 31, 2024, the aggregate amount of the transaction price allocated to our remaining performance obligations was $58.3 million. The Company expects to recognize approximately 61% within two years and the remaining 39% over the next three to five years.
4.    Intangible Assets, net
Intangible assets consisted of the following as of the dates presented:

	March 31, 2024	December 31, 2023
Developed technology	$41,000	$41,000
Accumulated amortization	(6,833)	(5,369)
	$34,167	$35,631
The amortization period for developed technology intangible assets is 7 years. Amortization expense for developed technology was $1.5 million and $1.0 million for three months ended March 31, 2024 and 2023, respectively.
Expected future amortization expense for intangible assets was as follows as of March 31, 2024:

Remainder of 2024	$4,393
2025	5,857
2026	5,857
2027	5,857
2028	5,857
Thereafter	6,345
Total expected future amortization expense for intangible assets	$34,167
5.    Short-term Investments
The Company's short-term investments are accounted for as securities available-for-sale and are classified within current assets in the Condensed Consolidated Balance Sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity.

The amortized cost, unrealized gain (loss), and estimated fair value of the Company's short-term investments consisted of the following:

	March 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$215,265	$17	$(368)	$214,914
Asset-backed securities	10,440	—	(15)	10,425
Corporate debt securities	2,989	—	(4)	2,985
Total short-term investments	$228,694	$17	$(387)	$228,324

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term investments
U.S. treasury securities	$239,297	$970	$(11)	$240,256
U.S. agency securities	15,000	—	(7)	14,993
Asset-backed securities	10,438	62	—	10,500
Corporate debt securities	2,981	—	(6)	2,975
Total short-term investments	$267,716	$1,032	$(24)	$268,724
The Company had twenty-nine and four separate short-term investments in unrealized loss positions as of March 31, 2024 and December 31, 2023, respectively. The Company does not intend to sell any short-term investments that have unrealized losses as of March 31, 2024, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2024 and 2023, respectively. For short-term investments that have unrealized losses, the Company evaluated whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments, there were no material credit or non-credit related impairments as of March 31, 2024.
The following table summarizes the stated maturities of the Company’s short-term investments:

	March 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$72,508	$72,482	$90,438	$90,533
Due after one year through four years	156,186	155,842	177,278	178,191
Total	$228,694	$228,324	$267,716	$268,724

6.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$569,476	$—	$—	$569,476
U.S. treasury bills	188,406	—	—	188,406
Commercial paper	—	35,355	—	35,355
Corporate debt securities	—	24,621	—	24,621
Certificate of deposit	—	21,153	—	21,153
Short-term investments
U.S. treasury securities	214,914	—	—	214,914
Asset-backed securities	—	10,425	—	10,425
Corporate debt securities	—	2,985	—	2,985
Total assets	$972,796	$94,539	$—	$1,067,335

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$627,983	$—	$—	$627,983
U.S. treasury bills	230,602	—	—	230,602
Short-term investments
U.S. treasury securities	240,256	—	—	240,256
U.S. agency securities	—	14,993	—	14,993
Asset-backed securities	—	10,500	—	10,500
Corporate debt securities	—	2,975	—	2,975
Total assets	$1,098,841	$28,468	$—	$1,127,309
The Company classifies money market funds, U.S. treasury bills, commercial paper, certificates of deposit, U.S. treasury securities, U.S. agency securities, asset-backed securities, and corporate debt securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2024 and the year ended December 31, 2023.

7.    Certain Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Leasehold improvements	$8,110	$8,110
Computer equipment	9,038	8,885
Furniture and fixtures	2,524	2,597
Internally developed and purchased software	30,583	19,324
	50,255	38,916
Accumulated depreciation and amortization	(22,117)	(20,152)
Property and equipment, net	$28,138	$18,764
Depreciation and amortization expense related to property and equipment was $2.1 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.
The Company capitalized $7.5 million and $4.1 million as internal-use software development costs during the three months ended March 31, 2024, and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued costs of revenue	$78,558	$73,645
Accrued compensation and benefits	19,262	42,095
Deferred revenue	11,570	11,829
Due to issuing banks	7,892	7,892
Accrued tax liabilities	4,943	4,929
Accrued professional services	4,128	4,559
Operating lease liabilities, current portion	4,016	3,908
Reserve for contract contingencies and processing errors	3,861	3,754
Other accrued liabilities	13,572	8,903
Accrued expenses and other current liabilities	$147,802	$161,514
8.    Commitments and Contingencies
Letters of Credit
In connection with the lease for its corporate headquarters office space, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, which deposit is classified as Restricted cash in the Condensed Consolidated Balance Sheets.
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of March 31, 2024 and December 31, 2023, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time.

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
9.    Stock Incentive Plans
During the first quarter of 2024, the Company granted performance-based restricted stock units (“PSUs”) to certain employees of the Company based on an initial target number. The final number of PSUs that may vest and settle depend upon the Company’s performance against pre-established performance metrics over a predefined performance period. PSUs granted under the 2021 Stock Option and Incentive Plan vest over three years and have a one year performance period with cliff vesting following the completion of the performance period, subject to the compensation committee’s approval of the level of achievement against the pre-established performance targets. Over the performance period, the number of PSUs that may be issued and the related stock-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the number of PSUs issued could range from 0% to 200% of the target amount.
The following table presents the share-based compensation expense recognized within the following line items in the Condensed Consolidated Statement of Operations and Comprehensive Loss and Condensed

Consolidated Balance Sheet in the periods presented:

	Three Months Ended March 31,
	2024	2023
Restricted stock units	$24,163	$24,792
Stock options	6,611	7,483
Executive Chairman Long-Term Performance Award	13,121	13,121
Performance restricted stock units	240	—
Employee Stock Purchase Plan	299	603
Share-based compensation recorded within Compensation and benefits	44,434	45,999
Property and equipment (capitalized internal-use software)	2,080	1,028
Total share-based compensation expense	$46,514	$47,027
Unrecognized compensation costs by award type:

	Unrecognized compensation costs	Weighted-average recognition period (in years)
Restricted stock units, inclusive of PSUs	$281,344	2.4
Stock options	36,645	1.8
Executive Chairman Long-Term Performance Award	50,662	1.8
Total	$368,651
10.    Stockholders’ Equity Transactions
Share Repurchase Program
On May 8, 2023, the Company’s board of directors authorized a share repurchase program of up to $200 million of the Company’s Class A common stock (the “2023 Share Repurchase Program”). Under the 2023 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The 2023 Share Repurchase Program had no set expiration date.
During the three months ended March 31, 2024, the Company repurchased and subsequently retired 5.2 million shares for $32.8 million under the 2023 Share Repurchase Program, for an average price of $6.27. Repurchases under the 2023 Share Repurchase Program were completed as of March 31, 2024.

11.    Net Loss Per Share Attributable to Common Stockholders
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss attributable to Class A and Class B common stockholders	$(36,060)	$(68,801)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	517,987,361	539,744,130
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.07)	$(0.13)
Basic net loss per share is the same as diluted net loss per share because the Company reported a net loss for the three months ended March 31, 2024 and 2023.
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
Potentially dilutive securities that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect were as follows:

	As of March 31,
	2024	2023
Warrants to purchase Class B common stock	1,900,000	1,900,000
Stock options outstanding, including early exercise of options	36,202,829	41,244,226
Unvested RSUs outstanding	46,724,459	54,904,606
Shares committed under the ESPP	348,391	558,867
Total	85,175,679	98,607,699
12.    Income Tax
The Company recorded an income tax provision of $0.1 million and a benefit of $7.0 million for the three months ended March 31, 2024 and 2023, respectively. The income tax provision for the three months ended March 31, 2024 was primarily attributable to income tax expenses in profitable foreign jurisdictions. The income tax benefit for the three months ended March 31, 2023 was primarily attributable to a $7.2 million partial valuation allowance release due to the acquisition of Power Finance Inc., offset by $0.2 million of income tax expenses resulting from profitable foreign operations.
The Company is subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years.
13.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash on deposit with financial institutions may exceed federally insured limits. Cash and cash equivalents as of March 31, 2024 and December 31, 2023 include $757.9 million and $628.0 million, respectively, of investments managed by two financial institutions, which invest primarily in securities issued by the U.S. Government or U.S. Government agencies.

As of March 31, 2024, short-term investments were $228.3 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries and U.S. agency securities, which amounted to $214.9 million, or 94% of the short-term investments. As of March 31, 2024, all debt securities within the Company's portfolio are investment grade.
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
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended March 31, 2024 and 2023, 74% and 80% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one customer. For the three months ended March 31, 2024 and 2023, this customer accounted for 49% and 76% of the Company’s net revenue, respectively. As of March 31, 2024, two other customers accounted for 16% and 10% of the Company’s accounts receivable balance.
14.    Subsequent Events
Board Leadership Transition
On May 6, 2024, Jason Gardner informed the board of directors and the Company agreed that Mr. Gardner would step down from his position as Executive Chairman, effective June 13, 2024 (or, if later, the date of the Company’s 2024 Annual Meeting of Stockholders, the “Transition Date”). Mr. Gardner will continue to serve as a non-employee director on the board of directors.
In connection with Mr. Gardner’s departure, the Company and Mr. Gardner have entered into a Transition Agreement, pursuant to which, among other things, (i) Mr. Gardner will continue to perform his normal duties as Executive Chairman until the Transition Date and (ii) the Company agrees to continue to nominate Mr. Gardner for election to the board of directors at each annual meeting of the Company’s stockholders at which Mr. Gardner’s term as a director expires, as long as he continues to hold at least 20% voting power of the Company and continues to satisfy the other criteria set forth in the Transition Agreement.
As a result of Mr. Gardner’s election to step down as Executive Chairman, the Executive Chairman Long-Term Performance Award will be forfeited by its terms, effective as of the Transition Date. The forfeiture is expected to result in a one-time reversal of share-based compensation expenses of $157.8 million in the second quarter of 2024.
On May 6, 2024, the Board appointed Jud Linville as independent Chairman of the board of directors effective as of the Transition Date.
Share Conversion
On May 6, 2024, Mr. Gardner elected to voluntarily convert 17.7 million outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis, effective immediately, pursuant to Article IV.D.3(a) of the Company’s Amended and Restated Certificate of Incorporation. The Class B common stock is substantially the same as the Class A common stock except Class B common stock has ten votes per share whereas Class A common stock has one vote per share. As a result of the voluntary conversions, Mr. Gardner will beneficially own effective voting power of approximately 40% as of May 6, 2024.

Share Repurchase Program
On May 6, 2024, the Company’s board of directors unanimously authorized the repurchase of up to $200 million of the Company’s Class A common stock. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases will be based on general business and market conditions, and other factors, including legal requirements. The share repurchase program has no set expiration date and may be canceled or suspended at any time without notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward Looking Statements”, our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2023 Annual Report.
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
Given the modularity of the Marqeta platform, certain customers can also opt to incorporate elements of MxM into their PxM card program to create a custom Powered By Plus solution.
Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including various geopolitical conflicts, ongoing supply chain shortages, higher inflation and interest rates, and uncertainty in global economic conditions will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees. See the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2023 Annual Report for further discussion of the possible impact of these macroeconomic factors on our business.

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

	Three Months Ended March 31,
	2024	2023
Total Processing Volume (TPV) (in millions)	$66,666	$50,020

Net revenue (in thousands)	$117,968	$217,343
Gross profit (in thousands)	$84,161	$89,164
Gross margin	71%	41%
Net loss (in thousands)	$(36,060)	$(68,801)
Net loss margin	(31)%	(32)%
Total operating expenses (in thousands)	$134,013	$176,597

Non-GAAP Measures:
Adjusted EBITDA (in thousands)	$9,228	$(4,346)
Adjusted EBITDA margin	8%	(2)%
Non-GAAP operating expenses (in thousands)	$74,933	$93,510
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
Non-GAAP operating expenses - Non-GAAP operating expenses is a non-GAAP financial measure that is calculated as total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; restructuring charges; and acquisition-related expenses which consists of due diligence costs, transaction cost and integration costs related to potential or successful acquisitions, and cash and non-cash postcombination compensation expenses. We believe that non-GAAP operating expenses is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled

“Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of total operation expenses to non-GAAP operating expenses.
Components of Results of Operations
Net Revenue
We have two components of net revenue: platform services revenue, net and other services revenue.
Platform services revenue, net. Platform services revenue includes Interchange Fees, net of Revenue Share and other service-level payments to customers, and Card Network and Issuing Bank costs for certain customer arrangements where the Company is an agent in the delivery of services to the customer. Platform services revenue also includes processing and other fees. “Interchange Fees” are transaction-based and volume-based fees set by a Card Network and paid by a merchant bank to the Issuing Bank that issued the payment card used to purchase goods or services from a merchant. The Company earns Interchange Fees on card transactions we process for our customers and are based on a percentage of the transaction amount plus a fixed amount per transaction. Interchange Fees are recognized when the associated transactions are settled.
“Revenue Share” payments are incentives to our customers to increase their processing volumes on our platform. Revenue Share is generally computed as a percentage of the Interchange Fees earned or processing volume and is paid to our MxM customers monthly. Revenue Share payments are recorded as a reduction to net revenue. Generally, as customers' processing volumes increase, the rates at which we share revenue increase.
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
Income Tax Expense (Benefit)
Income tax expense consists of U.S. federal and state income taxes, and income taxes related to certain foreign jurisdictions. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net revenue	$117,968	$217,343
Costs of revenue	33,807	128,179
Gross profit	84,161	89,164
Operating expenses:
Compensation and benefits	108,111	147,759
Technology	13,118	14,590
Professional services	3,870	5,437
Occupancy	1,094	1,154
Depreciation and amortization	3,537	1,980
Marketing and advertising	378	441
Other operating expenses	3,905	5,236
Total operating expenses	134,013	176,597
Loss from operations	(49,852)	(87,433)
Other income, net	13,926	11,672
Loss before income tax expense	(35,926)	(75,761)
Income tax expense (benefit)	134	(6,960)
Net loss	$(36,060)	$(68,801)

Comparison of the Three Months Ended March 31, 2024 and 2023
Net Revenue

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Net revenue:
Total platform services, net	$113,935	$210,333	$(96,398)	(46)%
Other services	4,033	7,010	(2,977)	(42)%
Total net revenue	$117,968	$217,343	$(99,375)	(46)%

Total Processing Volume (TPV) (in millions)	$66,666	$50,020	$16,646	33%
Total net revenue decreased by $99.4 million, or 46%, for the three months ended March 31, 2024 compared to the same period in 2023, of which a decrease of $106.9 million was attributable to our largest customer, Block, Inc. The decrease in net revenue was primarily driven by the amendment to the Block agreement in August 2023 (the “August 2023 Block Amendment”) which allowed for reduced pricing and impacted the revenue presentation for the Cash App Program as fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume are recorded as a reduction to the revenue earned from the Cash App program within Net revenue effective as of July 1, 2023. In prior periods, these costs were included within Costs of revenue. The impact of these fees for the three months ended March 31, 2024 was a $125.6 million reduction to Net revenue, negatively impacting the growth rate by 58 ppts. These decreases in net revenue were partially offset by increased TPV from Block’s programs. Revenue from other customers increased $7.6 million, primarily driven by a 41% increase in TPV partially offset by the impact of contract renewals and unfavorable changes in the mix of our card programs, particularly the growth of our PxM offering.
Other services revenue decreased $3.0 million, or 42%, in the three months ended March 31, 2024 compared to the same period in 2023 due to a one-time card fulfillment order which occurred in the prior year.
The increase in TPV was driven by growth across all our major verticals, particularly financial services, with PxM customers outperforming MxM customers. The growth in TPV for our top five customers, as determined by their individual processing volume in each respective period, was 28% in the three months ended March 31, 2024 compared to the same period in 2023, while TPV from all other customers, as a group, grew by 64% in the three months ended March 31, 2024 compared to the same period in 2023. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Costs of revenue:
Card Network fees, net	$27,244	$116,633	$(89,389)	(77)%
Issuing Bank fees	3,009	7,280	(4,271)	(59)%
Other	3,554	4,266	(712)	(17)%
Total costs of revenue	$33,807	$128,179	$(94,372)	(74)%

Gross profit	$84,161	$89,164	$(5,003)	(6)%
Gross margin	71%	41%
Costs of revenue decreased by $94.4 million, or 74%, for the three months ended March 31, 2024 compared to the same period in 2023, of which a decrease of $96.2 million was attributable to Block, primarily due to the revenue presentation change for our fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume which are now reflected within Net revenue as a result of the August 2023 Block Amendment. Such decreases were partially offset by increased costs resulting from the 33% increase in TPV.
As a result of the decreases in net revenue and costs of revenue discussed above, our gross profit decreased by $5.0 million, or 6%, in the three months ended March 31, 2024 compared to the same period in 2023, and our gross margin increased by 30 percentage points in the three months ended March 31, 2024 compared to the same period in 2023.
Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	63,677	101,760	$(38,083)	(37)%
Share-based compensation	44,434	45,999	$(1,565)	(3)%
Total compensation and benefits	108,111	147,759	$(39,648)	(27)%
Percentage of net revenue	92%	68%
Technology	13,118	14,590	(1,472)	(10)%
Percentage of net revenue	11%	7%
Professional services	3,870	5,437	(1,567)	(29)%
Percentage of net revenue	3%	3%
Occupancy	1,094	1,154	(60)	(5)%
Percentage of net revenue	1%	1%
Depreciation and amortization	3,537	1,980	1,557	79%
Percentage of net revenue	3%	1%
Marketing and advertising	378	441	$(63)	(14)%
Percentage of net revenue	—%	—%
Other operating expenses	3,905	5,236	(1,331)	(25)%
Percentage of net revenue	3%	2%
Total operating expenses	$134,013	$176,597	$(42,584)
Percentage of net revenue	114%	81%
Salaries, bonus, benefits, and payroll taxes decreased by $38.1 million, or 37%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was driven by lower postcombination compensation costs to former employees of Power Finance, a decrease in wages, bonus, and benefits as result of lower headcount due to the restructuring that occurred in the second quarter of 2023 and an increase in salaries, bonus, and benefits costs capitalized for internal-use software development.
Share-based compensation decreased by $1.6 million in the three months ended March 31, 2024 compared to the same period in 2023 mainly due to lower headcount as a result of the restructuring that occurred in the prior year paired with higher share-based compensation costs capitalized for internal-use software development.
Technology expenses decreased by $1.5 million, or 10% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to decreased hosting and other technology costs as we more efficiently manage our systems and costs.
Professional services expenses decreased by $1.6 million, or 29%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to reduced consulting fees.
Occupancy expense remained relatively flat for the three months ended March 31, 2024 compared to the same period in 2023.

Depreciation and amortization expense increased by $1.6 million, or 79%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due an increase in the amortization of internally developed software and in the amortization of developed technology intangible assets originating from the Power Finance acquisition.
Marketing and advertising expenses remained relatively flat for the three months ended March 31, 2024 compared to the same period in 2023.
Other operating expenses decreased by $1.3 million, or 25% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to continued cost optimization initiatives impacting the current year.
Other Income, net

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Other income, net	$13,926	$11,672	$2,254	19%
Percentage of net revenue	12%	5%
Other income, net increased by $2.3 million, or 19%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to an increase in interest income earned on our short-term investments portfolio in the first quarter of 2024.
Income Tax Benefit
Income tax benefit decreased by $7.1 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily attributable to a $7.2 million partial valuation allowance release due to the acquisition of Power Finance Inc., offset by $0.2 million of income tax expenses resulting from profitable foreign operations in 2023.
Customer Concentration
We generated 49% and 76% of our net revenue from our largest customer, Block, during the three months ended March 31, 2024 and 2023, respectively.

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
A reconciliation of net loss to adjusted EBITDA and GAAP operating expenses to non-GAAP operating expenses for the periods presented is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net revenue	$117,968	$217,343
Net loss	$(36,060)	$(68,801)
Net loss margin	(31)%	(32)%
Total operating expenses	$134,013	$176,597

Net loss	$(36,060)	$(68,801)
Depreciation and amortization expense	3,537	1,980
Share-based compensation expense	44,434	45,999
Payroll tax expense related to share-based compensation	1,165	640
Acquisition-related expenses (1)	9,944	34,468
Other income, net	(13,926)	(11,672)
Income tax expense (benefit)	134	(6,960)
Adjusted EBITDA	$9,228	$(4,346)
Adjusted EBITDA Margin	8%	(2)%

Total operating expenses	$134,013	$176,597
Depreciation and amortization expense	(3,537)	(1,980)
Share-based compensation expense	(44,434)	(45,999)
Payroll tax expense related to share-based compensation	(1,165)	(640)
Acquisition-related expenses (1)	(9,944)	(34,468)
Non-GAAP operating expenses	$74,933	$93,510
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

Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity included cash, cash equivalents, and short-term investments totaling $1.2 billion, with such amounts held for working capital purposes. Our cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S. agency securities, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
On May 8, 2023, our board of directors authorized a share repurchase program (the “2023 Share Repurchase Program”) of up to $200 million of our Class A common stock. Under the 2023 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The 2023 Share Repurchase Program has no set expiration date; however the program was exhausted during the first quarter of 2024.
On February 3, 2023, we acquired all outstanding stock of Power Finance Inc. (“Power Finance”). As part of the terms of the acquisition, we entered into postcombination cash compensation arrangements with certain key acquired employees whereby we shall pay them $85.1 million of cash over a weighted average 2.2 year service period following the acquisition date (subject to forfeiture upon termination). As of March 31, 2024, $44.1 million of the postcombination cash compensation arrangements remained outstanding.
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
As of March 31, 2024, we had $8.5 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$426	$(10,546)
Net cash provided by (used in) investing activities	33,502	(98,330)
Net cash used in financing activities	(44,543)	(24,556)
Net decrease in cash, cash equivalents, and restricted cash	$(10,615)	$(133,432)
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

Net cash provided by operating activities was $0.4 million in the three months ended March 31, 2024 compared to net cash used in the same period in 2023 of $10.5 million. The increase in net cash provided by operating activities is due mainly to lower loss from operations and the timing of payments for costs of our services and operating expenses, partially offset by decreased non-cash expenses.
Investing Activities
Net cash provided by investing activities consists primarily of maturities and sales of our investments in short-term investments. Net cash used in investing activities consists primarily of purchases of short-term investments, purchases of property and equipment, capitalization of internal-use software and cash consideration for business combinations.
Net cash provided by investing activities in the three months ended March 31, 2024 was $33.5 million compared to net cash used in the same period in 2023 of $98.3 million. The increase in net cash provided by investing activities is primarily due to the Power Finance acquisition which occurred in 2023, partially offset by an increase in the capitalization of internal-use software.
Financing Activities
Net cash used in financing activities consists primarily of proceeds from the issuance of our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities and the share repurchase programs.
Net cash used in financing activities in the three months ended March 31, 2024 was $44.5 million compared to net cash used in the same period in 2023 of $24.6 million. The increase in net cash used in financing activities is primarily due to increased payments to repurchase shares under the 2023 Share Repurchase Program and share-based compensation activity.
Obligations and Other Commitments
There were no material changes in our obligations and other commitments from those disclosed in our 2023 Annual Report.
For additional information about our contractual obligations and other commitments, see Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and globally, and we are exposed to market risks in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $1.2 billion as of March 31, 2024. Such amounts included cash deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S, agency securities, commercial paper, certificate of deposits, and corporate debt securities. The fair value of our cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all short-term investments until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of March 31, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, our management has concluded our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024, due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses
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
For the period ended December 31, 2023, management identified a material weakness related to information technology general controls (“ITGCs”) (the “ITGC Material Weakness” and together with the Business Combination Material Weakness, the “2023 Material Weaknesses”) in user access over certain information technology (“IT”) systems that support the Company’s revenue and related financial reporting processes. As a result, the related process-level IT dependent manual controls, certain change management controls, and automated application controls for certain key IT systems were also deemed ineffective for the period ended March 31, 2024.
The 2023 Material Weaknesses did not result in any material misstatements in our previously issued financial statements, nor in the financial statements included in this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are continuing the remediation efforts described above.
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

PART II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. The following matter was resolved during the quarter ended March 31, 2024 and is no longer pending against the Company:
On August 24, 2023, a putative class action and shareholder derivative lawsuit was filed in the case captioned Stephanie Smith v. Jason Gardner, et al. (Case No. 2023-0872-MTZ) in the Court of Chancery for the State of Delaware against each of the members of our board of directors and naming Marqeta as a nominal defendant. The complaint alleged that the individual defendants breached fiduciary duties in approving the 2023 Share Repurchase Program by failing to implement measures to prevent Marqeta founder Jason Gardner from acquiring control of the Company or to ensure that unaffiliated stockholders receive a control premium. The plaintiff sought damages and injunctive relief in the case, among other relief.
On February 24, 2024 the parties entered into a Standstill and Release Agreement (the “Standstill Agreement”) in which (i) the plaintiff agreed to file a stipulation of dismissal of the lawsuit, (ii) Mr. Gardner agreed not to take unilateral, affirmative action to increase his voting power above 49.99% of the total voting power of the Company’s outstanding stock for the period of time between and including February 24, 2024 and September 11, 2024, and (iii) the parties agreed to releases and related provisions. The stipulation of dismissal received court approval. The summary of the Standstill Agreement is qualified in its entirety by reference to the full text, which is filed as Exhibit 99.1 to our 2023 Annual Report and is incorporated herein by reference.
In connection with the dismissal of the case, the Court retained jurisdiction solely for the purpose of adjudicating the anticipated application by Plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses to Plaintiff’s counsel. The Company subsequently agreed to pay $425,000.00 to Plaintiff’s counsel, on behalf of all defendants, in full satisfaction of the claim for attorneys’ fees and expenses in the lawsuit (the “Mootness Fee”). In making this decision, the Company considered various factors, including the cost and uncertainties of litigation. The Defendants deny any wrongdoing.
On March 25, 2024, the Court entered an order directing that the case be closed, subject to Marqeta filing an affidavit with the Court confirming that notice of the agreement to pay the Mootness Fee was provided. The Company filed a Current Report on Form 8-K providing such notice on March 26, 2024. In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the Mootness Fee or its reasonableness. Pursuant to the Court’s order, the case was closed on the Court’s docket on March 28, 2024.
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2023 Annual Report under the heading "Risk Factors," which are incorporated herein by reference, any one or more of which could, directly or indirectly, materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock, or cause them to vary materially from past or anticipated future results. There have been no material changes to our risk factors since the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024	2,573,351	$6.09	2,573,351	$16,568,932
February 1 - 29, 2024	2,590,017	$6.22	2,590,017	$465,667
March 1 - 31, 2024	74,525	$6.25	74,525	$—
Total	5,237,893		5,237,893
(1) On May 8, 2023, our board of directors authorized a share repurchase program of up to $200 million of our Class A common stock beginning May 11, 2023. Under the repurchase program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The share repurchase program has no set expiration date; however, the program was exhausted during the first quarter of 2024.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1*	Seventh Amendment to the Amended and Restated Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated April 4, 2024.
10.2*†	Addendum to the Amended and Restated Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated January 19, 2024.
10.3*#	Offer Letters between the Registrant and Todd Pollak, dated November 4, 2022 and January 26, 2023.
10.4*#	Offer Letter between the Registrant and Crystal Sumner, dated January 6, 2023.
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract, or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: May 7, 2024	By:	/s/ Simon Khalaf
	Name:	Simon Khalaf
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)