Form 10-Q
period 2024-06-30
Marqeta, Inc.
filed 2024-08-07
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 471,849,781 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 36,518,249 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described or incorporated by reference in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Marqeta”, the “Company”, the “Registrant,” “we”, “us”, “our”, or similar references are to Marqeta, Inc. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$924,730	$980,972
Restricted cash	8,500	8,500
Short-term investments	228,833	268,724
Accounts receivable, net	25,956	19,540
Settlements receivable, net	27,765	29,922
Network incentives receivable	34,168	53,807
Prepaid expenses and other current assets	22,949	27,233
Total current assets	1,272,901	1,388,698
Operating lease right-of-use assets, net	5,653	6,488
Property and equipment, net	33,011	18,764
Intangible assets, net	32,702	35,631
Goodwill	123,523	123,523
Other assets	20,493	16,587
Total assets	$1,488,283	$1,589,691
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,685	$1,420
Revenue share payable	176,425	173,645
Accrued expenses and other current liabilities	157,736	161,514
Total current liabilities	337,846	336,579
Operating lease liabilities, net of current portion	3,254	5,126
Other liabilities	4,808	4,591
Total liabilities	345,908	346,296
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 and 100,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 1,500,000 and 1,500,000 Class A shares authorized, 474,230 and 465,985 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. 600,000 and 600,000 Class B shares authorized, 36,518 and 54,358 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	51	52
Additional paid-in capital	1,885,744	2,067,776
Accumulated other comprehensive (loss) income	(1,273)	762
Accumulated deficit	(742,147)	(825,195)
Total stockholders’ equity	1,142,375	1,243,395
Total liabilities and stockholders’ equity	$1,488,283	$1,589,691
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$125,270	$231,115	$243,237	$448,456
Costs of revenue	45,917	146,506	79,725	274,685
Gross profit	79,353	84,609	163,512	173,771
Operating (benefit) expenses:
Compensation and benefits	103,166	113,521	198,156	248,159
Technology	14,769	13,154	27,887	27,744
Professional services	4,808	4,873	8,678	10,310
Occupancy	1,204	1,057	2,298	2,211
Depreciation and amortization	3,956	2,494	7,493	4,474
Marketing and advertising	728	561	1,106	1,002
Other operating expenses	3,418	5,103	7,322	10,336
Executive chairman long-term performance award	(157,738)	13,267	(144,617)	26,388
Total operating (benefit) expenses	(25,689)	154,030	108,323	330,624
Income (loss) from operations	105,042	(69,421)	55,189	(156,853)
Other income, net	14,216	10,762	28,143	22,434
Income (loss) before income tax expense	119,258	(58,659)	83,332	(134,419)
Income tax expense (benefit)	150	138	284	(6,821)
Net income (loss)	$119,108	$(58,797)	$83,048	$(127,598)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(85)	100	(197)	119
Net change in unrealized (loss) gain on short-term investments	(364)	1,607	(1,838)	5,642
Net other comprehensive (loss) income	(449)	1,707	$(2,035)	$5,761
Comprehensive income (loss)	$118,659	$(57,090)	$81,013	$(121,837)

Net income (loss) per share attributable to Class A and Class B common stockholders
Basic	$0.23	$(0.11)	$0.16	$(0.24)
Diluted	$0.23	$(0.11)	$0.16	$(0.24)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders
Basic	515,959	538,267	516,973	538,989
Diluted	524,401	538,267	525,415	538,989
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance as of December 31, 2023	520,343	$52	$2,067,776	$762	$(825,195)	$1,243,395
Issuance of common stock upon exercise of options	98	—	49	—	—	49
Issuance of common stock upon net settlement of restricted stock units	2,806	—	(10,917)	—	—	(10,917)
Vesting of common stock warrants	—	—	2,100	—	—	2,100
Share-based compensation	—	—	33,393	—	—	33,393
Executive chairman long-term performance award	—	—	13,121	—	—	13,121
Repurchase and retirement of common stock, including excise tax	(5,238)	—	(32,830)	—	—	(32,830)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,586)	—	(1,586)
Net loss	—	—	—	—	(36,060)	(36,060)
Balance as of March 31, 2024	518,009	$52	$2,072,692	$(824)	$(861,255)	$1,210,665
Issuance of common stock upon exercise of options	33	—	59	—	—	59
Issuance of common stock under employee stock purchase plan	327	—	1,629	—	—	1,629
Issuance of common stock upon net settlement of restricted stock units	3,338	—	(9,370)	—	—	(9,370)
Share-based compensation	—	—	38,209	—	—	38,209
Executive chairman long-term performance award	—	—	(157,738)	—	—	(157,738)
Repurchase and retirement of common stock, including excise tax	(10,959)	(1)	(59,737)	—	—	(59,738)
Change in accumulated other comprehensive income (loss)	—	—	—	(449)	—	(449)
Net income	—	—	—	—	119,108	119,108
Balance as of June 30, 2024	510,748	$51	$1,885,744	$(1,273)	$(742,147)	$1,142,375

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	541,364	$53	$2,082,373	$(7,237)	$(602,233)	$1,472,956
Issuance of common stock upon exercise of options	803	—	1,051	—	—	1,051
Issuance of common stock upon net settlement of restricted stock units	1,470	—	(3,746)	—	—	(3,746)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	33,906	—	—	33,906
Executive chairman long-term performance award	—	—	13,121	—	—	13,121
Repurchase and retirement of common stock, including excise tax	(3,206)	—	(20,993)		—	(20,993)
Change in accumulated other comprehensive income (loss)	—	—	—	4,054	—	4,054
Net loss	—	—	—	—	(68,801)	(68,801)
Balance as of March 31, 2023	540,431	$53	$2,107,814	$(3,183)	$(671,034)	$1,433,650
Issuance of common stock upon exercise of options	828	—	1,310	—	—	1,310
Issuance of common stock under employee stock purchase plan	446	—	1,775	—	—	1,775
Issuance of common stock upon net settlement of restricted stock units	2,679	—	(6,324)	—	—	(6,324)
Vesting of common stock warrants	—	—	2,372	—	—	2,372
Share-based compensation	—	—	32,152	—	—	32,152
Executive chairman long-term performance award	—	—	13,267	—		13,267
Repurchase and retirement of common stock, including excise tax	(10,168)	(1)	(48,496)	—	—	(48,497)
Change in accumulated other comprehensive income (loss)	—	—	—	1,707	—	1,707
Net loss	—	—	—	—	(58,797)	(58,797)
Balance as of June 30, 2023	534,216	$52	$2,103,870	$(1,476)	$(729,831)	$1,372,615

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$83,048	$(127,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,493	4,474
Share-based compensation expense	67,604	63,776
Executive chairman long-term performance award	(144,617)	26,388
Non-cash postcombination compensation expense	—	32,430
Non-cash operating leases expense	258	1,231
Amortization of premium (accretion of discount) on short-term investments	(1,823)	(2,311)
Other	(45)	499
Changes in operating assets and liabilities:
Accounts receivable	(6,692)	63
Settlements receivable	2,157	7,513
Network incentives receivable	19,639	(24,402)
Prepaid expenses and other assets	2,478	14,467
Accounts payable	1,413	(3,239)
Revenue share payable	2,780	(16,341)
Accrued expenses and other liabilities	(6,484)	(11,828)
Operating lease liabilities	(1,075)	(1,642)
Net cash provided by (used in) operating activities	26,134	(36,520)
Cash flows from investing activities:
Purchases of property and equipment	(2,193)	(668)
Capitalization of internal-use software	(10,471)	(6,395)
Business combination, net of cash acquired	—	(131,914)
Purchases of short-term investments	—	(279,548)
Maturities of short-term investments	40,000	296,000
Net cash provided by (used in) investing activities	27,336	(122,525)
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	108	2,299
Proceeds from shares issued in connection with employee stock purchase plan	1,629	1,775
Taxes paid related to net share settlement of restricted stock units	(20,287)	(10,070)
Repurchase of common stock	(91,162)	(67,073)
Net cash used in financing activities	(109,712)	(73,069)
Net decrease in cash, cash equivalents, and restricted cash	(56,242)	(232,114)
Cash, cash equivalents, and restricted cash- Beginning of period	989,472	1,191,646
Cash, cash equivalents, and restricted cash - End of period	$933,230	$959,532
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$924,730	$950,157
Restricted cash	8,500	9,375
Total cash, cash equivalents, and restricted cash	$933,230	$959,532
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$2,262	$137
Share-based compensation capitalized to internal-use software	$3,998	$2,282
Repurchase of common stock, including excise tax, accrued and not yet paid	$2,025	$2,417
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)
(unaudited)

1.    Business Overview and Basis of Presentation
Marqeta, Inc. (“the Company”) was incorporated in the state of Delaware in 2010 and creates digital payment technology for innovation leaders. The Company's modern card issuing platform empowers its customers to create customized and innovative payment card programs, giving them the configurability and flexibility to build better payment experiences.
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
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.
Reclassifications
Prior period amounts related to our Executive Chairman Long-Term Performance Award have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make various estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions include, but are not limited to, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the estimation of contingent liabilities, the fair value of equity awards and warrants, share-based compensation, the estimation of variable consideration in contracts with customers, the reserve for contract contingencies and processing errors, the estimation of network incentives, and valuation of income taxes. Actual results could differ materially from these estimates.

Business Risks and Uncertainties
The Company has incurred net losses each quarter since its inception with the exception of the current quarter ended June 30, 2024. The Company had an accumulated deficit of $742.1 million as of June 30, 2024. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies and developing the existing platform infrastructure. The Company believes that its cash and cash equivalents of $924.7 million and short-term investments of $228.8 million as of June 30, 2024 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
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
For the three and six months ended June 30, 2024, net revenue outside of the United States, based on the billing address of the customer, was 10% and 9%, respectively. For the three and six months ended June 30, 2023, net revenue outside of the United States, based on the billing address of the customer, was 3% and 3%, respectively. As of June 30, 2024 and December 31, 2023, long-lived assets located outside of the United States were not material.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is evaluating the effect of adopting the new disclosure requirements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is evaluating the effect of adopting the new disclosure requirements.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Platform services revenue, net	$119,271	$226,198	$233,205	$436,530
Other services revenue	5,999	4,917	10,032	11,926
Total net revenue	$125,270	$231,115	$243,237	$448,456
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	June 30, 2024	December 31, 2023
Contract assets - current	Prepaid expenses and other current assets	$1,487	$1,461
Contract assets - non-current	Other assets	10,843	9,397
Total contract assets		$12,330	$10,858
Deferred revenue - current	Accrued expenses and other current liabilities	$10,265	$11,829
Deferred revenue - non-current	Other liabilities	3,126	4,071
Total deferred revenue		$13,391	$15,900
Net revenue recognized during the three months ended June 30, 2024 and 2023 that was included in the deferred revenue balances at the beginning of the respective periods was $4.3 million and $3.2 million, respectively. Net revenue recognized during the six months ended June 30, 2024 and 2023 that was included in the deferred revenue balances at the beginning of the respective periods was $6.0 million and $7.8 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of June 30, 2024, the aggregate amount of the transaction price allocated to our remaining performance obligations was $53.6 million. The Company expects to recognize approximately 64% within two years and the remaining 36% over the next three to five years.

4.    Intangible Assets, net
Intangible assets resulting from our business combinations consisted of the following as of the dates presented:

	June 30, 2024	December 31, 2023
Developed technology	$41,000	$41,000
Accumulated amortization	(8,298)	(5,369)
Intangible assets, net	$32,702	$35,631
The amortization period for developed technology intangible assets is 7 years. Amortization expense for intangible assets was $1.5 million and $1.5 million for the three months ended June 30, 2024 and 2023 and $2.9 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.
Expected future amortization expense for intangible assets was as follows as of June 30, 2024:

Remainder of 2024	$2,929
2025	5,857
2026	5,857
2027	5,857
2028	5,857
Thereafter	6,345
Total expected future amortization expense for intangible assets	$32,702
5.    Short-term Investments
The Company's short-term investments are accounted for as securities available-for-sale and are classified within Current assets in the Condensed Consolidated Balance Sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity.
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's short-term investments consisted of the following:

	June 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$216,100	$—	$(669)	$215,431
Asset-backed securities	10,441	—	(36)	10,405
Corporate debt securities	2,998	—	(1)	2,997
Total short-term investments	$229,539	$—	$(706)	$228,833

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term investments
U.S. treasury securities	$239,297	$970	$(11)	$240,256
U.S. agency securities	15,000	—	(7)	14,993
Asset-backed securities	10,438	62	—	10,500
Corporate debt securities	2,981	—	(6)	2,975
Total short-term investments	$267,716	$1,032	$(24)	$268,724

The Company had twenty-four and four separate short-term investments in unrealized loss positions as of June 30, 2024 and December 31, 2023, respectively. The Company does not intend to sell any short-term investments that have unrealized losses as of June 30, 2024, nor anticipates that it is more likely than not that the Company will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2024 and 2023, respectively. For short-term investments that have unrealized losses, the Company evaluated whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments, there were no material credit or non-credit related impairments as of June 30, 2024.
The following table summarizes the stated maturities of the Company’s short-term investments:

	June 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$139,649	$139,436	$90,438	$90,533
Due after one year through four years	89,890	89,397	177,278	178,191
Total	$229,539	$228,833	$267,716	$268,724
6.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$479,130	$—	$—	$479,130
U.S. treasury bills	198,796	—	—	198,796
Commercial paper	—	13,980	—	13,980
Corporate debt securities	—	38,621	—	38,621
Certificates of deposit	—	24,340	—	24,340
Short-term investments
U.S. treasury securities	215,431	—	—	215,431
Asset-backed securities	—	10,405	—	10,405
Corporate debt securities	—	2,997	—	2,997
Total assets measured at fair value	$893,357	$90,343	$—	$983,700

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$627,983	$—	$—	$627,983
U.S. treasury bills	230,602	—	—	230,602
Short-term investments
U.S. treasury securities	240,256	—	—	240,256
U.S. agency securities	—	14,993	—	14,993
Asset-backed securities	—	10,500	—	10,500
Corporate debt securities	—	2,975	—	2,975
Total assets measured at fair value	$1,098,841	$28,468	$—	$1,127,309
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
There were no transfers of financial instruments between the fair value hierarchy levels during the three and six months ended June 30, 2024 and the year ended December 31, 2023.
7.    Certain Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Leasehold improvements	$8,110	$8,110
Computer equipment	9,038	8,885
Furniture and fixtures	2,507	2,597
Internally developed and purchased software	37,890	19,324
	57,545	38,916
Accumulated depreciation and amortization	(24,534)	(20,152)
Property and equipment, net	$33,011	$18,764
Depreciation and amortization expense related to property and equipment was $2.5 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively and $4.6 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.
The Company capitalized $7.2 million and $4.6 million as internal-use software development costs during the three months ended June 30, 2024, and 2023, respectively and $14.6 million and $8.7 million during the six months ended June 30, 2024, and 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued costs of revenue	$81,585	$74,357
Accrued compensation and benefits	27,762	42,305
Deferred revenue	10,265	11,829
Accrued technology costs	7,247	5,039
Due to issuing banks	7,892	7,892
Accrued tax liabilities	4,716	4,929
Accrued professional services	4,180	4,559
Operating lease liabilities, current portion	4,409	3,908
Reserve for contract contingencies and processing errors	4,033	3,754
Other accrued liabilities	5,647	2,942
Accrued expenses and other current liabilities	$157,736	$161,514
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
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of June 30, 2024 and December 31, 2023, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
Settlement of Payment Transactions
Customers deposit a certain amount of pre-funding into accounts maintained at Issuing Banks to settle their payment transactions. Such pre-funding amounts may only be used to settle customers’ payment transactions and are not considered assets of the Company. As such, the funds held in customers’ accounts at Issuing Banks are not reflected on the Company’s Condensed Consolidated Balance Sheets. If a customer fails to deposit sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the customer. The Company did not incur losses of this nature during the three and six months ended June 30, 2024 and 2023, respectively.

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
9.    Stock Incentive Plans
During the first quarter of 2024, the Company granted performance-based restricted stock units (“PSUs”), under the 2021 Stock Option and Incentive Plan, to certain employees of the Company based on an initial target number. The final number of PSUs that may vest and settle depend upon the Company’s performance against pre-established performance metrics over a predefined performance period, contingent on the compensation committee’s approval of the level of achievement against the pre-established performance targets. The PSUs granted vest over three years and have a one year performance period with one-third of the PSUs subject to cliff vesting following the completion of the performance period then vesting in equal quarterly installments thereafter. Over the performance period, the number of PSUs that may be issued and the related share-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the number of PSUs issued could range from 0% to 200% of the target amount.
Executive Chairman Long-Term Performance Award

In April and May 2021, the Company’s board of directors granted the Company’s Executive Chairman and then-Chief Executive Officer equity incentive awards in the form of performance-based stock options covering 19,740,923 and 47,267 shares of the Company’s Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively, (collectively, the “Executive Chairman Long-Term Performance Award”). The Executive Chairman Long-Term Performance Award vests upon the satisfaction of a specific service condition requiring service as either the Company’s Chief Executive Officer or Executive Chairman and the achievement of certain stock price hurdles over a seven year performance period following the expiration of the lock-up period associated with the Company’s initial public offering in 2021.

During the second quarter of 2024, the Company’s Executive Chairman stepped down from his role and transitioned to a non-employee director role on the board of directors causing the Executive Chairman Long-Term Performance Award to be forfeited per its terms resulting in a one-time reversal of share-based compensation expenses of $167.3 million, of which $157.7m related to expenses recognized in previous periods. The Company accounts for forfeitures as they occur.

A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance as of December 31, 2023	36,671	$16.09	7.45	$24,481
Granted	—	0.00
Exercised	(130)	0.83
Canceled and forfeited (3)	(20,308)	21.39
Balance as of June 30, 2024	16,232	$9.57	7.19	$12,678
Exercisable as of June 30, 2024 (2)	11,869	$10.55	6.72	$13,839
Vested as of June 30, 2024	10,549	$10.01	6.67	$11,681
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options. Accordingly, options granted under this plan are included as exercisable stock options regardless of vesting status.
(3) The forfeiture of the Executive Chairman Long-Term Performance Award resulted in 19,788 options forfeited.
The following table presents the share-based compensation expense by award type recognized within the following line items in the Condensed Consolidated Statement of Operations and Comprehensive Loss and Condensed Consolidated Balance Sheet in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	$28,656	$25,179	52,819	49,970
Stock options	5,974	5,309	12,585	12,793
Performance restricted stock units	1,368	—	1,608	—
Employee Stock Purchase Plan	293	410	592	1,013
Share-based compensation recorded within Compensation and benefits	36,291	30,898	67,604	63,776
Executive chairman long-term performance award	(157,738)	13,267	(144,617)	26,388
Property and equipment (capitalized internal-use software)	1,918	1,254	3,998	2,282
Total share-based compensation (benefit) expense	$(119,529)	$45,419	(73,015)	$92,446
Unrecognized compensation costs by award type as of June 30, 2024:

	Unrecognized compensation costs	Weighted-average recognition period (in years)
Restricted stock units, inclusive of PSUs	$248,071	2.2
Stock options	28,801	1.7
Total	$276,872

10.    Stockholders’ Equity Transactions
Share Repurchase Programs
On May 6, 2024, the Company’s board of directors authorized a share repurchase program of up to $200 million of the Company’s Class A common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The 2024 Share Repurchase Program has no set expiration date.
During the three and six months ended June 30, 2024, the Company repurchased approximately 11.0 million shares in the open market for $59.1 million under the 2024 Share Repurchase Program, for an average price of $5.39. The total price of the shares repurchased and the related transaction costs and excise taxes of $0.6 million are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2024, $140.9 million remained available for future share repurchases under the 2024 Share Repurchase Program.
Under the share repurchase program authorized in May 2023 (the “2023 Share Repurchase Program”), the Company repurchased 5.2 million shares in the open market for $32.8 million at an average price of $6.27 during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company repurchased 10.2 million shares in the open market for $48.5 million under the 2023 Share Repurchase Program, for an average price of $4.75. Repurchases under the 2023 Share Repurchase Program were completed as of March 31, 2024.
Common Stock Conversions
During the second quarter of 2024, a shareholder voluntarily converted 17.7 million outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The rights, including the liquidation and dividend rights, of the holders of Class A common stock and Class B common stock are identical, except with respect to voting as Class A common stock holders are entitled to one vote per share while Class B common stock holders are entitled to 10 votes per share.
11.    Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

The Company calculated basic and diluted net income (loss) per share attributable to common stockholders as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023 (1)		2024		2023 (1)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to common stockholders, basic	$109,105	$10,003	$(52,764)	$(6,033)	$75,207	$7,841	$(114,389)	$(13,209)
Net income (loss) attributable to common stockholders, diluted	$108,544	$10,564	$(52,764)	$(6,033)	$74,830	$8,218	$(114,389)	$(13,209)
Denominator
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	472,628	43,331	483,039	55,229	468,161	48,812	483,194	55,795
Effect of dilutive potential shares of common stock	5,263	3,179	—	—	5,263	3,179	—	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	477,891	46,510	483,039	55,229	473,424	51,991	483,194	55,795

Net income (loss) per share attributable to common stockholders, basic	$0.23	$0.23	$(0.11)	$(0.11)	0.16	0.16	(0.24)	(0.24)
Net income (loss) per share attributable to common stockholders, diluted	$0.23	$0.23	$(0.11)	$(0.11)	0.16	0.16	(0.24)	(0.24)
(1) The prior period Net income (loss) per share for Class A and Class B common stock has been presented separately to conform with current period presentation, which had no impact on our previously reported basic or diluted Net income (loss) per share.
As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting income (loss) per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
Potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Class A	Class B	Class A	Class B
Stock options, restricted stock, and employee stock purchase plan	35,229	21,468	45,152	24,835
The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share during the three and six months ended June 30, 2023 because including them would have had an anti-dilutive effect as the Company was in a loss position during the period:

	As of June 30, 2023
	Class A	Class B
Warrants to purchase Class B common stock	—	1,900
Stock options, restricted stock, and employee stock purchase plan	53,171	30,626
Total	53,171	32,526

12.    Income Tax
The Company recorded an income tax provision of $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded an income tax provision of $0.3 million and a benefit of $6.8 million for the six months ended June 30, 2024 and 2023, respectively. The income tax provision for the six months ended June 30, 2024 was primarily attributable to income tax expenses in profitable foreign jurisdictions. The income tax benefit for the six months ended June 30, 2023 was primarily attributable to a $7.2 million partial valuation allowance release due to the acquisition of Power Finance Inc., offset by $0.4 million of income tax expenses resulting from profitable foreign operations.
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
As of June 30, 2024 and December 31, 2023, short-term investments were $228.8 million and $268.7 million, respectively, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $215.4 million, or 94% of the short-term investments and $255.2 million, or 95% of the short-term investments, respectively. As of June 30, 2024 and December 31, 2023, all debt securities within the Company's portfolio are investment grade.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended June 30, 2024 and 2023, 72% and 77% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank, respectively. For the six months ended June 30, 2024 and 2023, 73% and 78% of Total Processing Volume was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one customer. For the three months ended June 30, 2024 and 2023, this customer accounted for 47% and 78% of the Company’s net revenue, respectively. For the six months ended June 30, 2024 and 2023, this customer accounted for 48% and 77% of the Company’s net revenue, respectively. As of June 30, 2024, two customers accounted for 21% and 10% of the Company’s accounts receivable balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward Looking Statements”, our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth or incorporated by reference under the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2023 Annual Report.
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
Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including various geopolitical conflicts, uncertainty related to global elections, ongoing supply chain shortages, higher inflation and interest rates, and uncertainty in global economic conditions will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees. See the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2023 Annual Report for further discussion or incorporation by reference of the possible impact of these macroeconomic factors on our business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Processing Volume (TPV) (in millions)	$70,627	$53,615	$137,294	$103,635

Net revenue (in thousands)	$125,270	$231,115	$243,237	$448,456
Gross profit (in thousands)	$79,353	$84,609	$163,512	$173,771
Gross margin	63%	37%	67%	39%
Net income (loss) (in thousands)	$119,108	$(58,797)	$83,048	$(127,598)
Net income (loss) margin	95%	(25)%	34%	(28)%
Total operating (benefit) expenses (in thousands)	$(25,689)	$154,030	$108,323	$330,624

Non-GAAP Measures:
Adjusted EBITDA (in thousands)	$(1,817)	$824	$7,409	$(3,521)
Adjusted EBITDA margin	(1)%	0.4%	3%	(1)%
Non-GAAP operating expenses (in thousands)	$81,170	$83,785	$156,103	$177,292
Total Processing Volume (“TPV”) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as Net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring charges; acquisition related expenses which consist of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions and cash and non-cash postcombination compensation expenses; income tax expense (benefit); and other income (expense) net, which consists of interest income from our short-term investments, realized foreign currency gains and losses, our share of equity method investments’ profit or loss, impairment of equity method investments or other financial instruments, and gain from sale of equity method investments. We believe that Adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into our calculation of our annual employee bonus plans and performance-based restricted stock units. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of Net income (loss) to Adjusted EBITDA.
Adjusted EBITDA Margin - Adjusted EBITDA Margin is a non-GAAP financial measure that is calculated as Adjusted EBITDA divided by Net revenue. This measure is used by management and our board of directors to evaluate our operating efficiency. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of Net income (loss) to Adjusted EBITDA Margin.
Non-GAAP operating expenses - Non-GAAP operating expenses is a non-GAAP financial measure that is calculated as Total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring charges; and acquisition-related expenses which consists of due diligence costs, transaction cost and integration costs related to potential or successful acquisitions, and cash and non-cash postcombination compensation expenses. We believe that non-GAAP operating expenses is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of total operating expenses to non-GAAP operating expenses.
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

We have separate marketing and incentive arrangements with Card Networks that provide us with monetary incentives for establishing customer card programs with, and routing volume through, the respective Card Network. The amount of the incentives is generally determined based on a percentage of the processing volume or the number of transactions routed over the Card Network. We record these incentives as a reduction of Card Network fees in customer arrangements where the Company is the principal. Generally, as processing volumes increase, we earn a higher rate of monetary incentives from these arrangements, subject to attaining certain volume thresholds during an annual measurement period. For certain incentive arrangements with an annual measurement period, the one-year period may not align with our fiscal year. Additionally, uncertainty in the ultimate annual attainment of incentives can result in unusual fluctuations in Card Network fees and can occur in the quarter in which volume thresholds are attained as higher incentive rates are applied to volumes over the entire measurement periods, which can span six or twelve months. Generally, we earn a higher rate of monetary incentives during the first quarter as the annual measurement period is closest to completion and higher volume thresholds have been reached. In the second quarter, we generally earn the lowest rate of monetary incentives as the annual measurement period and volume thresholds have reset.
Operating (Benefit) Expenses
Compensation and Benefits consists primarily of salaries, employee benefits, severance and other termination benefits, incentive compensation, contractors’ cost, and share-based compensation.
Technology consists primarily of third-party hosting fees, software licenses, and hardware purchases below our capitalization threshold, and support and maintenance costs.
Professional Services consists primarily of consulting, legal, audit, and recruiting fees.
Occupancy consists primarily of rent expense, repairs, maintenance, and other building related costs.
Depreciation and Amortization consists primarily of depreciation of our fixed assets and amortization of capitalized Internal-use software and developed technology intangible assets.
Marketing and Advertising consists primarily of costs of general marketing and promotional activities.
Other Operating Expenses consists primarily of insurance costs, indemnification costs, travel-related expenses, indirect state and local taxes, and other general office expenses.
Executive Chairman Long-Term Performance Award consists of share-based compensation related to the Executive Chairman Long-Term Performance Award including the impact of forfeiture.
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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net revenue	$125,270	$231,115	$243,237	$448,456
Costs of revenue	45,917	146,506	79,725	274,685
Gross profit	79,353	84,609	163,512	173,771
Operating (benefit) expenses:
Compensation and benefits	103,166	113,521	198,156	248,159
Technology	14,769	13,154	27,887	27,744
Professional services	4,808	4,873	8,678	10,310
Occupancy	1,204	1,057	2,298	2,211
Depreciation and amortization	3,956	2,494	7,493	4,474
Marketing and advertising	728	561	1,106	1,002
Other operating expenses	3,418	5,103	7,322	10,336
Executive chairman long-term performance award	(157,738)	13,267	(144,617)	26,388
Total operating (benefit) expenses	(25,689)	154,030	108,323	330,624
Income (loss) from operations	105,042	(69,421)	55,189	(156,853)
Other income, net	14,216	10,762	28,143	22,434
Income (loss) before income tax expense	119,258	(58,659)	83,332	(134,419)
Income tax expense (benefit)	150	138	284	(6,821)
Net income (loss)	$119,108	$(58,797)	$83,048	$(127,598)

Comparison of the Three Months Ended June 30, 2024 and 2023
Net Revenue

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Net revenue:
Total platform services, net	$119,271	$226,198	$(106,927)	(47)%
Other services	5,999	4,917	1,082	22%
Total net revenue	$125,270	$231,115	$(105,845)	(46)%

Total Processing Volume (TPV) (in millions)	$70,627	$53,615	$17,012	32%
Total net revenue decreased by $105.8 million, or 46%, for the three months ended June 30, 2024 compared to the same period in 2023, of which a decrease of $121.2 million was attributable to our largest customer, Block, Inc. The decrease in net revenue was primarily driven by the amendment to the Block agreement in August 2023 (the “August 2023 Block Amendment”) which allowed for reduced pricing and impacted the revenue presentation for the Cash App Program as fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume are recorded as a reduction to the revenue earned from the Cash App program within Net revenue effective as of July 1, 2023. In prior periods, these costs were included within Costs of revenue. The impact of these fees for the three months ended June 30, 2024 was a $139.1 million reduction to Net revenue, negatively impacting the growth rate by 60 percentage points (“ppts”). These decreases in net revenue were partially offset by increased TPV from Block’s programs. Revenue from other customers increased $15.4 million, primarily driven by an increase in TPV partially offset by the impact of contract renewals and unfavorable changes in the mix of our card programs, particularly the growth of our PxM offering.
Other services revenue increased $1.1 million, or 22%, in the three months ended June 30, 2024 compared to the same period in 2023 due to one-time card replacement fulfillment orders that occurred during the current year.
The increase in TPV was driven by growth across all our major verticals, particularly financial services, with PxM customers outperforming MxM customers. The growth in TPV for our top five customers, as determined by their individual processing volume in each respective period, was 24% in the three months ended June 30, 2024 compared to the same period in 2023, while TPV from all other customers, as a group, grew by 75% in the three months ended June 30, 2024 compared to the same period in 2023. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Costs of revenue:
Card Network fees, net	$37,940	$135,004	$(97,064)	(72)%
Issuing Bank fees	3,286	7,772	(4,486)	(58)%
Other	4,691	3,730	961	26%
Total costs of revenue	$45,917	$146,506	$(100,589)	(69)%

Gross profit	$79,353	$84,609	$(5,256)	(6)%
Gross margin	63%	37%
Costs of revenue decreased by $100.6 million, or 69%, for the three months ended June 30, 2024 compared to the same period in 2023, of which a decrease of $100.7 million was attributable to Block, primarily due to the revenue presentation change for our fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume which are now reflected within Net revenue as a result of the August 2023 Block Amendment. Such decreases were partially offset by increased costs resulting from the 32% increase in TPV.
As a result of the decreases in net revenue and costs of revenue discussed above, our gross profit decreased by $5.3 million, or 6%, in the three months ended June 30, 2024 compared to the same period in 2023, and our gross margin increased by 26 percentage points in the three months ended June 30, 2024 compared to the same period in 2023.
Operating (Benefit) Expenses

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Operating (benefit) expenses:
Salaries, bonus, benefits and payroll taxes	$66,875	$82,623	$(15,748)	(19)%
Share-based compensation	36,291	30,898	5,393	17%
Total compensation and benefits	103,166	113,521	(10,355)	(9)%
Percentage of net revenue	82%	49%
Technology	14,769	13,154	1,615	12%
Percentage of net revenue	12%	6%
Professional services	4,808	4,873	(65)	(1)%
Percentage of net revenue	4%	2%
Occupancy	1,204	1,057	147	14%
Percentage of net revenue	1%	—%
Depreciation and amortization	3,956	2,494	1,462	59%
Percentage of net revenue	3%	1%
Marketing and advertising	728	561	167	30%
Percentage of net revenue	1%	—%
Other operating expenses	3,418	5,103	(1,685)	(33)%
Percentage of net revenue	3%	2%
Executive chairman long-term performance award	(157,738)	13,267	(171,005)	(1289)%
Percentage of net revenue	(126)%	6%
Total operating (benefit) expenses	$(25,689)	$154,030	$(179,719)
Percentage of net revenue	(21)%	67%
Salaries, bonus, benefits, and payroll taxes decreased by $15.7 million, or 19%, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily driven by lower headcount year over year and an increase in salaries, bonus, and benefits costs capitalized for internal-use software development in 2024. Further, due to the restructuring which occurred in 2023, severance costs were elevated in 2023 relative to 2024.
Share-based compensation increased by $5.4 million in the three months ended June 30, 2024 compared to the same period in 2023 mainly due to the forfeiture of awards in the prior year related to the restructuring which occurred in 2023.
Technology expenses increased by $1.6 million, or 12% for the three months ended June 30, 2024 compared to the same period in 2023. The increase was due to higher licensing and hosting costs to support our continued growth as we implement and support our systems and tools.
Professional services expenses remained relatively flat for the three months ended June 30, 2024 compared to the same period in 2023.
Occupancy expense remained relatively flat for the three months ended June 30, 2024 compared to the same period in 2023.

Depreciation and amortization expense increased by $1.5 million, or 59%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due an increase in the amortization of internally developed software.
Marketing and advertising expenses remained relatively flat for the three months ended June 30, 2024 compared to the same period in 2023.
Other operating expenses decreased by $1.7 million, or 33% for the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to continued cost optimization initiatives impacting the current year.
Executive chairman long-term performance award decreased for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a one-time reversal of share-based compensation expense of $167.3 million, of which $157.7 million related to expenses recognized in prior periods, as the Executive Chairman Long-Term Performance Award was forfeited in the current year as a result of the Company’s Executive Chairman transitioning to a non-employee director role on the board of directors.
Other Income, net

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other income, net	$14,216	$10,762	$3,454	32%
Percentage of net revenue	11%	5%
Other income, net increased by $3.5 million, or 32%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase in interest income earned on our short-term investments portfolio in the second quarter of 2024.
Income Tax Expense
Income tax expense remained relatively flat for the three months ended June 30, 2024 compared to the same period in 2023.
Customer Concentration
We generated 47% and 78% of our net revenue from our largest customer, Block, during the three months ended June 30, 2024 and 2023, respectively.

Comparison of the Six Months Ended June 30, 2024 and 2023
Net Revenue

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Net revenue:
Total platform services, net	$233,205	$436,530	(203,325)	(47)%
Other services	10,032	11,926	(1,894)	(16)%
Total net revenue	$243,237	$448,456	$(205,219)	(46)%

Total Processing Volume (TPV) (in millions)	$137,294	$103,635	$33,659	32%
Total net revenue decreased by $205.2 million, or 46%, for the six months ended June 30, 2024 compared to the same period in 2023, of which $228.2 million of this decrease was attributable to Block. The decrease in net revenue was primarily driven by the August 2023 Block Amendment. The impact of these fees for the six months ended June 30, 2024 was a $264.7 million reduction to Net revenue, negatively impacting the growth rate by 59 ppts. These decreases in net revenue were partially offset by increased TPV from Block’s programs. Revenue from other customers increased $25.8 million, primarily driven by an increase in TPV partially offset by the impact of contract renewals and unfavorable changes in the mix of our card programs, particularly the growth of our PxM offering.
Other services revenue decreased $1.9 million, or 16% in the six months ended June 30, 2024 compared to the same period in 2023 due to a one-time card fulfillment order which occurred in the prior year.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services and PxM customers. The growth in TPV for our top five customers, as determined by their individual processing volume in each respective period, was 26% in the six months ended June 30, 2024 compared to the same period in 2023, while TPV from all other customers, as a group, grew by 70% in the six months ended June 30, 2024 compared to the same period in 2023. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Costs of revenue:
Card Network fees, net	65,184	251,637	$(186,453)	(74)%
Issuing Bank fees	6,296	15,052	(8,756)	(58)%
Other	8,245	7,996	249	3%
Total costs of revenue	$79,725	$274,685	$(194,960)	(71)%

Gross profit	$163,512	$173,771	$(10,259)	(6)%
Gross margin	67%	39%
Costs of revenue decreased by $195.0 million for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to the revenue presentation change as a result of the August 2023 Amendment. These decreases were partially offset by increases in Issuing Bank and Network fees driven by the 32% increase in TPV.
As a result of the decreases in net revenue and costs of revenue discussed above, our gross profit decreased by $10.3 million, or 6%, for the six months ended June 30, 2024 compared to the same period in 2023. Our gross margin increased by 28 percentage points in the six months ended June 30, 2024 compared to the same period in 2023.

Operating (Benefit) Expenses

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$130,552	$184,383	$(53,831)	(29)%
Share-based compensation	67,604	63,776	3,828	6%
Total compensation and benefits	198,156	248,159	(50,003)	(20)%
Percentage of net revenue	81%	55%
Technology	27,887	27,744	143	1%
Percentage of net revenue	11%	6%
Professional services	8,678	10,310	(1,632)	(16)%
Percentage of net revenue	4%	2%
Occupancy	2,298	2,211	87	4%
Percentage of net revenue	1%	—%
Depreciation and amortization	7,493	4,474	3,019	67%
Percentage of net revenue	3%	1%
Marketing and advertising	1,106	1,002	104	10%
Percentage of net revenue	—%	—%
Other operating expenses	7,322	10,336	(3,014)	(29)%
Percentage of net revenue	3%	2%
Executive chairman long-term performance award	$(144,617)	$26,388	(171,005)	(648)%
Percentage of net revenue	(59)%	6%
Total operating (benefit) expenses	$108,323	$330,624	$(222,301)
Percentage of net revenue	45%	74%
Salaries, bonus, benefits, and payroll taxes decreased by $53.8 million or 29%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was driven by lower postcombination compensation costs to former employees of Power Finance, lower severance costs as a restructuring occurred in 2023, lower headcount year over year and an increase in salaries, bonus, and benefits costs capitalized for internal-use software development in 2024.
Share-based compensation increased by $3.8 million in the six months ended June 30, 2024 compared to the same period in 2023 mainly due to the forfeiture of awards in the prior year related to the restructuring which occurred in 2023.
Technology expenses remained relatively flat for the six months ended June 30, 2024 compared to the same period in 2023.
Professional services expenses decreased by $1.6 million, or 16%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to decreased consulting fees.
Occupancy expense remained relatively flat for the six months ended June 30, 2024 compared to the same period in 2023.
Depreciation and amortization increased by $3.0 million, or 67%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to the amortization of internally developed software and to the amortization of developed technology intangible assets originating from the Power Finance acquisition.

Marketing and advertising expenses remained relatively flat for the six months ended June 30, 2024 compared to the same period in 2023.
Other operating expenses decreased by $3.0 million, or 29%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to cost optimization initiatives impacting the current year.
Executive chairman long-term performance award decreased for the six months ended June 30, 2024 compared to the prior year comparable period primarily due to a one-time reversal of share-based compensation expense of $167.3 million, of which $144.6 million related to prior year periods, as the Executive Chairman Long-Term Performance Award was forfeited in 2024 as a result of the Company’s Executive Chairman transitioning to a non-employee director role on the board of directors.
Other Income, net

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other income, net	$28,143	$22,434	$5,709	25%
Percentage of net revenue	12%	5%
Other income, net increased by $5.7 million, or 25%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily attributable to an increase in interest income earned on our short-term investments portfolio in the six months ended June 30, 2024.
Income Tax Expense (Benefit)
Income tax expense increased by $7.1 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to a $7.2 million partial valuation allowance release in the prior year stemming from the acquisition of Power Finance Inc.
Customer Concentration
We generated 48% and 77% of our net revenue from our largest customer, Block, during the six months ended June 30, 2024 and 2023, respectively.

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

A reconciliation of Net income (loss) to adjusted EBITDA and GAAP operating (benefit) expenses to non-GAAP operating expenses for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net revenue	$125,270	$231,115	$243,237	$448,456
Net income (loss)	$119,108	$(58,797)	$83,048	$(127,598)
Net income (loss) margin	95%	(25)%	34%	(28)%
Total operating (benefit) expenses	$(25,689)	$154,030	$108,323	$330,624

Net income (loss)	$119,108	$(58,797)	$83,048	$(127,598)
Depreciation and amortization expense	3,956	2,494	7,493	4,474
Share-based compensation expense(1)	36,291	33,789	67,604	66,667
Executive chairman long-term performance award(1)	(157,738)	13,267	(144,617)	26,388
Payroll tax expense related to share-based compensation	702	638	1,867	1,278
Acquisition-related expenses (2)	9,930	11,684	19,873	46,152
Restructuring	—	8,373	—	8,373
Other income, net	(14,216)	(10,762)	(28,143)	(22,434)
Income tax expense (benefit)	150	138	284	(6,821)
Adjusted EBITDA	$(1,817)	$824	$7,409	$(3,521)
Adjusted EBITDA Margin	(1)%	0.4%	3%	(1)%

Total operating (benefit) expenses	$(25,689)	$154,030	$108,323	$330,624
Depreciation and amortization expense	(3,956)	(2,494)	(7,493)	(4,474)
Share-based compensation expense	(36,291)	(33,789)	(67,604)	(66,667)
Executive chairman long-term performance award	157,738	(13,267)	144,617	(26,388)
Payroll tax expense related to share-based compensation	(702)	(638)	(1,867)	(1,278)
Restructuring	—	(8,373)	—	(8,373)
Acquisition-related expenses (2)	(9,930)	(11,684)	(19,873)	(46,152)
Non-GAAP operating expenses	$81,170	$83,785	$156,103	$177,292
(1) Prior period amounts related to our Executive Chairman Long-Term Performance Award have been reclassified to conform to the current period presentation.
(2) Acquisition-related expenses, which include transaction costs, integration costs and cash and non-cash postcombination compensation expense, have been excluded from adjusted EBITDA as such expenses are not reflective of our ongoing core operations and are not representative of the ongoing costs necessary to operate our business; instead, these are costs specifically associated with a discrete transaction.
Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity included cash, cash equivalents, and short-term investments totaling $1.2 billion, with such amounts held for working capital purposes. Our cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S. agency securities, asset-backed securities, commercial paper, certificates of deposit, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
On May 6, 2024, the Company’s board of directors unanimously authorized the repurchase of up to $200 million of the Company’s Class A common stock (the "2024 Share Repurchase Program") as the prior program (the "2023 Share Repurchase Program," authorized for $200 million on May 8, 2023) had been exhausted during the first quarter of 2024. Both plans have the same repurchase conditions. Under the 2024 Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases will be based on general business and market conditions, and other factors, including legal requirements. The 2024 Share Repurchase Program has no set expiration date and may be canceled or suspended at any time without notice.
On February 3, 2023, we acquired all outstanding stock of Power Finance Inc. (“Power Finance”). As part of the terms of the acquisition, we entered into postcombination cash compensation arrangements with certain key acquired employees whereby we shall pay them $85.1 million of cash over a weighted average 2.2 year service period following the acquisition date (subject to forfeiture upon termination). As of June 30, 2024, $34.2 million of the postcombination cash compensation arrangements remained outstanding.
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
As of June 30, 2024, we had $8.5 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$26,134	$(36,520)
Net cash provided by (used in) investing activities	27,336	(122,525)
Net cash used in financing activities	(109,712)	(73,069)
Net decrease in cash, cash equivalents, and restricted cash	$(56,242)	$(232,114)
Operating Activities
Our largest source of cash provided by our operating activities is our net revenue. Our primary uses of cash in our operating activities are for Card Network and Issuing Bank fees, and employee-related compensation. The timing of settlement of certain operating assets and liabilities, including Revenue Share payments, bonus payments, prepayments made to cloud-computing service providers, settlement receivables and network incentive receivables can affect the amounts reported as Net cash provided by and used in operating activities on the Condensed Consolidated Statement of Cash Flows.
Net cash provided by operating activities was $26.1 million in the six months ended June 30, 2024 compared to net cash used in the same period in 2023 of $36.5 million. The increase in net cash provided by operating activities is due mainly to generating net income in the current period and the timing of collections of network incentive receivables and payments of revenue share payables, partially offset by decreased non-cash expenses due to the forfeiture of the Executive Chairman Long-Term Performance Award.

Investing Activities
Net cash provided by investing activities consists primarily of maturities and sales of our investments in short-term investments. Net cash used in investing activities consists primarily of purchases of short-term investments, purchases of property and equipment, capitalization of internal-use software and cash consideration for business combinations.
Net cash provided by investing activities in the six months ended June 30, 2024 was $27.3 million compared to net cash used in the same period in 2023 of $122.5 million. The increase in net cash provided by investing activities is primarily due to the Power Finance acquisition which occurred in 2023 and an increase of $23.5 million in cash inflows from purchases and maturities of short-term investments.
Financing Activities
Net cash used in financing activities consists primarily of proceeds from the issuance of our equity securities. Net cash used in financing activities consists primarily of net payments related to share-based compensation activities and the share repurchase programs.
Net cash used in financing activities in the six months ended June 30, 2024 was $109.7 million compared to net cash used in the same period in 2023 of $73.1 million. The increase in net cash used in financing activities is primarily due to increased payments to repurchase our Class A common stock under the 2024 and 2023 Share Repurchase Programs and increased tax withholdings related to net share settlement of share-based compensation awards.
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
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $1.2 billion as of June 30, 2024. Such amounts included cash deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S, agency securities, commercial paper, certificate of deposits, and corporate debt securities. The fair value of our cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all short-term investments until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of June 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

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
Based on such evaluation, our management has concluded our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024, due to the material weaknesses in internal control over financial reporting described below.
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
For the period ended December 31, 2023, management identified a material weakness related to information technology general controls (“ITGCs”) (the “ITGC Material Weakness” and together with the Business Combination Material Weakness, the “2023 Material Weaknesses”) in user access over certain information technology (“IT”) systems that support the Company’s revenue and related financial reporting processes. As a result, the related process-level IT dependent manual controls, certain change management controls, and automated application controls for certain key IT systems were also deemed ineffective for the period ended June 30, 2024.
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

To remediate the ITGC Material Weakness, we enhanced the design of our ITGCs over the IT systems that support the Company’s revenue and related financial reporting processes, including, (i) developed and implemented additional training and awareness which addressed ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (ii) increased the extent of oversight and verification checks included in operation of user access controls and processes; (iii) deployed additional tools to support administration of user access; and (iv) enhanced quarterly management reporting on the remediation measures to the audit committee of the board of directors. Although we intend to complete the remediation process as promptly as possible, we will not be able to fully remediate the ITGC Material Weakness until the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are continuing the remediation efforts described above.
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
None.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended June 30, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2024	—	$—	—	$—
May 1 - 31, 2024	5,400	$5.44	5,400	$170,624
June 1 - 30, 2024	5,559	$5.35	5,559	$140,883
Total	10,959		10,959
(1) On May 6, 2024, the Company’s board of directors authorized a share repurchase program of up to $200 million of the Company’s Class A common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The 2024 Share Repurchase Program has no set expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1*†	Amendment to Amendment 19 to the Master Services Agreement by and between the Registrant and Square, Inc. dated May 10, 2024.
10.2#	Amended Non-Employee Director Compensation Policy.	8-K	001-40465	10.1	July 19, 2024
10.3#	Transition Agreement with Jason Gardner.	8-K	001-40465	10.1	May 7, 2024
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract, or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: August 7, 2024	By:	/s/ Simon Khalaf
	Name:	Simon Khalaf
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)