Form 10-Q
period 2024-09-30
Marqeta, Inc.
filed 2024-11-04
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 465,903,664 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 36,490,749 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$886,417	$980,972
Restricted cash	8,500	8,500
Short-term investments	217,569	268,724
Accounts receivable, net	26,373	19,540
Settlements receivable, net	11,817	29,922
Network incentives receivable	46,667	53,807
Prepaid expenses and other current assets	23,821	27,233
Total current assets	1,221,164	1,388,698
Operating lease right-of-use assets, net	4,894	6,488
Property and equipment, net	35,791	18,764
Intangible assets, net	31,238	35,631
Goodwill	123,523	123,523
Other assets	19,226	16,587
Total assets	$1,435,836	$1,589,691
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,026	$1,420
Revenue share payable	167,081	173,645
Accrued expenses and other current liabilities	165,466	161,514
Total current liabilities	333,573	336,579
Operating lease liabilities, net of current portion	2,082	5,126
Other liabilities	4,523	4,591
Total liabilities	340,178	346,296
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 and 100,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 1,500,000 and 1,500,000 Class A shares authorized, 467,647 and 465,985 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. 600,000 and 600,000 Class B shares authorized, 36,503 and 54,358 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	50	52
Additional paid-in capital	1,865,565	2,067,776
Accumulated other comprehensive income	833	762
Accumulated deficit	(770,790)	(825,195)
Total stockholders’ equity	1,095,658	1,243,395
Total liabilities and stockholders’ equity	$1,435,836	$1,589,691
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$127,967	$108,891	$371,205	$557,349
Costs of revenue	37,835	36,383	117,559	311,068
Gross profit	90,132	72,508	253,646	246,281
Operating expenses (benefit):
Compensation and benefits	100,964	102,433	299,120	350,592
Technology	16,317	13,930	44,204	41,674
Professional services	4,759	4,197	13,437	14,507
Occupancy	1,178	1,074	3,476	3,285
Depreciation and amortization	4,448	3,108	11,941	7,582
Marketing and advertising	582	346	1,688	1,348
Other operating expenses	4,115	3,833	11,438	14,171
Executive chairman long-term performance award	—	13,413	(144,617)	39,801
Total operating expenses	132,363	142,334	240,687	472,960
(Loss) income from operations	(42,231)	(69,826)	12,959	(226,679)
Other income, net	13,703	15,074	41,845	37,508
(Loss) income before income tax expense	(28,528)	(54,752)	54,804	(189,171)
Income tax expense (benefit)	115	238	399	(6,584)
Net (loss) income	$(28,643)	$(54,990)	$54,405	$(182,587)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	125	(200)	(72)	(81)
Net change in unrealized (loss) gain on short-term investments	1,981	(162)	143	5,480
Net other comprehensive income (loss)	2,106	(362)	$71	$5,399
Comprehensive (loss) income	$(26,537)	$(55,352)	$54,476	$(177,188)

Net (loss) income per share attributable to Class A and Class B common stockholders
Basic	$(0.06)	$(0.10)	$0.11	$(0.34)
Diluted	$(0.06)	$(0.10)	$0.10	$(0.34)
Weighted-average shares used in computing net (loss) income per share attributable to Class A and Class B common stockholders
Basic	507,160	529,489	513,678	535,797
Diluted	507,160	529,489	522,394	535,797
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance as of December 31, 2023	520,343	$52	$2,067,776	$762	$(825,195)	$1,243,395
Issuance of common stock upon exercise of options	98	—	49	—	—	49
Issuance of common stock upon net settlement of restricted stock units	2,806	—	(10,917)	—	—	(10,917)
Vesting of common stock warrants	—	—	2,100	—	—	2,100
Share-based compensation	—	—	33,393	—	—	33,393
Executive chairman long-term performance award	—	—	13,121	—	—	13,121
Repurchase and retirement of common stock, including excise tax	(5,238)	—	(32,830)	—	—	(32,830)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,586)	—	(1,586)
Net loss	—	—	—	—	(36,060)	(36,060)
Balance as of March 31, 2024	518,009	$52	$2,072,692	$(824)	$(861,255)	$1,210,665
Issuance of common stock upon exercise of options	33	—	59	—	—	59
Issuance of common stock under employee stock purchase plan	327	—	1,629	—	—	1,629
Issuance of common stock upon net settlement of restricted stock units	3,338	—	(9,370)	—	—	(9,370)
Share-based compensation	—	—	38,209	—	—	38,209
Executive chairman long-term performance award	—	—	(157,738)	—	—	(157,738)
Repurchase and retirement of common stock, including excise tax	(10,959)	(1)	(59,737)	—	—	(59,738)
Change in accumulated other comprehensive income (loss)	—	—	—	(449)	—	(449)
Net income	—	—	—	—	119,108	119,108
Balance as of June 30, 2024	510,748	$51	$1,885,744	$(1,273)	$(742,147)	$1,142,375
Issuance of common stock upon exercise of options	11	—	13	—	—	13
Issuance of common stock upon net settlement of restricted stock units	2,790	—	(8,756)	—	—	(8,756)
Vesting of common stock warrants	—	—	322	—	—	322
Share-based compensation	—	—	37,145	—	—	37,145
Repurchase and retirement of common stock, including excise tax	(9,399)	(1)	(48,903)	—	—	(48,904)
Change in accumulated other comprehensive income (loss)	—	—	—	2,106	—	2,106
Net loss	—	—	—	—	(28,643)	(28,643)
Balance as of September 30, 2024	504,150	$50	$1,865,565	$833	$(770,790)	$1,095,658

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	541,364	$53	$2,082,373	$(7,237)	$(602,233)	$1,472,956
Issuance of common stock upon exercise of options	803	—	1,051	—	—	1,051
Issuance of common stock upon net settlement of restricted stock units	1,470	—	(3,746)	—	—	(3,746)
Vesting of common stock warrants	—	—	2,102	—	—	2,102
Share-based compensation	—	—	33,906	—	—	33,906
Executive chairman long-term performance award	—	—	13,121	—	—	13,121
Repurchase and retirement of common stock, including excise tax	(3,206)	—	(20,993)		—	(20,993)
Change in accumulated other comprehensive income (loss)	—	—	—	4,054	—	4,054
Net loss	—	—	—	—	(68,801)	(68,801)
Balance as of March 31, 2023	540,432	$53	$2,107,814	$(3,183)	$(671,034)	$1,433,650
Issuance of common stock upon exercise of options	828	—	1,310	—	—	1,310
Issuance of common stock under employee stock purchase plan	446	—	1,775	—	—	1,775
Issuance of common stock upon net settlement of restricted stock units	2,679	—	(6,324)	—	—	(6,324)
Vesting of common stock warrants	—	—	2,372	—	—	2,372
Share-based compensation	—	—	32,152	—	—	32,152
Executive chairman long-term performance award	—	—	13,267	—		13,267
Repurchase and retirement of common stock, including excise tax	(10,168)	(1)	(48,496)	—	—	(48,497)
Change in accumulated other comprehensive income (loss)	—	—	—	1,707	—	1,707
Net loss	—	—	—	—	(58,797)	(58,797)
Balance as of June 30, 2023	534,217	$52	$2,103,870	$(1,476)	$(729,831)	$1,372,615
Issuance of common stock upon exercise of options	1,189	—	1,675	—	—	1,675
Repurchase of early exercised stock options	(3)	—	(6)	—	—	(6)
Issuance of common stock upon net settlement of restricted stock units	2,645	2	(8,483)	—	—	(8,481)
Vesting of common stock warrants	—	—	2,284	—	—	2,284
Share-based compensation	—	—	33,383	—	—	33,383
Executive chairman long-term performance award	—	—	13,413	—	—	13,413
Repurchase and retirement of common stock, including excise tax	(11,463)	(1)	(64,447)	—	—	(64,448)
Change in accumulated other comprehensive income (loss)	—	—	—	(362)	—	(362)
Net loss	—	—	—	—	(54,990)	(54,990)
Balance as of September 30, 2023	526,586	$53	$2,081,689	$(1,838)	$(784,821)	$1,295,083

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$54,405	$(182,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,941	7,582
Share-based compensation expense	103,258	95,911
Executive chairman long-term performance award	(144,617)	39,801
Non-cash postcombination compensation expense	—	32,430
Non-cash operating leases expense	1,017	1,870
Amortization of premium (accretion of discount) on short-term investments	(2,650)	(5,525)
Other	328	1,068
Changes in operating assets and liabilities:
Accounts receivable	(7,285)	(1,108)
Settlements receivable	18,105	(1,477)
Network incentives receivable	7,140	8,086
Prepaid expenses and other assets	3,195	7,760
Accounts payable	(3,274)	(4,350)
Revenue share payable	(6,564)	4,289
Accrued expenses and other liabilities	545	3,331
Operating lease liabilities	(2,129)	(2,499)
Net cash provided by operating activities	33,415	4,582
Cash flows from investing activities:
Purchases of property and equipment	(2,382)	(722)
Capitalization of internal-use software	(14,577)	(9,488)
Business combination, net of cash acquired	—	(135,630)
Purchases of short-term investments	—	(972,430)
Sales of marketable securities	—	637,913
Maturities of short-term investments	54,000	437,034
Realized gain (loss) on investments	—	(73)
Net cash provided by (used in) investing activities	37,041	(43,396)
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	121	4,081
Payment on acquisition-related contingent consideration	—	(53,067)
Proceeds from shares issued in connection with employee stock purchase plan	1,629	1,775
Taxes paid related to net share settlement of restricted stock units	(29,043)	(18,553)
Repurchase of common stock	(137,718)	(131,519)
Net cash used in financing activities	(165,011)	(197,283)
Net decrease in cash, cash equivalents, and restricted cash	(94,555)	(236,097)
Cash, cash equivalents, and restricted cash- Beginning of period	989,472	1,191,646
Cash, cash equivalents, and restricted cash - End of period	$894,917	$955,549
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$886,417	$947,749
Restricted cash	8,500	7,800
Total cash, cash equivalents, and restricted cash	$894,917	$955,549
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$2,240	$77
Share-based compensation capitalized to internal-use software	$5,489	$3,530
Repurchase of common stock, including excise tax, accrued and not yet paid	$4,373	$2,417
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
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive (loss) income, and cash flows for the interim periods presented. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.
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

Business Risks and Uncertainties
The Company has incurred net losses each quarter since its inception with the exception of the quarter ended June 30, 2024. The Company had an accumulated deficit of $770.8 million as of September 30, 2024. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies and continued development of the existing platform infrastructure. The Company believes that its cash and cash equivalents of $886.4 million and short-term investments of $217.6 million as of September 30, 2024 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
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
For the three months ended September 30, 2024 and 2023, net revenue outside of the United States, based on the billing address of the customer, was 10% and 9%, respectively. For the nine months ended September 30, 2024 and 2023, net revenue outside of the United States, based on the billing address of the customer, was 10% and 4%, respectively. As of September 30, 2024 and December 31, 2023, long-lived assets located outside of the United States were not material.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company has evaluated the effect of adopting the new disclosure requirements. While the standard requires additional disclosures related to the Company’s single reportable segment, the standard will not have any impact on the Company’s consolidated financial position, results of operations, or cash flows.

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
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Platform services revenue, net	$121,800	$104,332	$355,005	$540,862
Other services revenue	6,167	4,559	16,200	16,487
Total net revenue	$127,967	$108,891	$371,205	$557,349
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	September 30, 2024	December 31, 2023
Contract assets - current	Prepaid expenses and other current assets	$1,464	$1,461
Contract assets - non-current	Other assets	9,557	9,397
Total contract assets		$11,021	$10,858
Deferred revenue - current	Accrued expenses and other current liabilities	$12,891	$11,829
Deferred revenue - non-current	Other liabilities	2,752	4,071
Total deferred revenue		$15,643	$15,900
Net revenue recognized during the three months ended September 30, 2024 and 2023 that was included in the deferred revenue balances at the beginning of the respective periods was $2.7 million and $3.8 million, respectively. Net revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in the deferred revenue balances at the beginning of the respective periods was $7.2 million and $10.6 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of September 30, 2024, the aggregate amount of the transaction price allocated to our remaining performance obligations was $51.3 million. The Company expects to recognize approximately 65% within two years and the remaining 35% over the next three to five years.

4.    Intangible Assets, net
Intangible assets resulting from our business combinations consisted of the following as of the dates presented:

	September 30, 2024	December 31, 2023
Developed technology	$41,000	$41,000
Accumulated amortization	(9,762)	(5,369)
Intangible assets, net	$31,238	$35,631
The amortization period for developed technology intangible assets is 7 years. Amortization expense for intangible assets was $1.5 million for both the three months ended September 30, 2024 and 2023 and $4.4 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Expected future amortization expense for intangible assets was as follows as of September 30, 2024:

Remainder of 2024	$1,464
2025	5,857
2026	5,857
2027	5,857
2028	5,857
Thereafter	6,345
Total expected future amortization expense for intangible assets	$31,238
5.    Short-term Investments
The Company's short-term investments are accounted for as securities available-for-sale and are classified within Current assets in the Condensed Consolidated Balance Sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity.
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's short-term investments consisted of the following:

	September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$205,922	$1,101	$—	$207,023
Asset-backed securities	10,443	103	—	10,546
Total short-term investments	$216,365	$1,204	$—	$217,569

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Short-term investments
U.S. treasury securities	$239,297	$970	$(11)	$240,256
U.S. agency securities	15,000	—	(7)	14,993
Asset-backed securities	10,438	62	—	10,500
Corporate debt securities	2,981	—	(6)	2,975
Total short-term investments	$267,716	$1,032	$(24)	$268,724

The Company did not have any short-term investments in unrealized loss positions as of September 30, 2024. The Company had four separate short-term investments in unrealized loss positions as of December 31, 2023. Generally, the Company does not intend to sell any short-term investments that have unrealized losses, nor anticipates that it is more likely than not that the Company will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2024. There were an immaterial amount of realized gains and losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023. For short-term investments that have unrealized losses, the Company evaluated whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments, there were no material credit or non-credit related impairments as of September 30, 2024.
The following table summarizes the stated maturities of the Company’s short-term investments:

	September 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$134,285	$134,685	$90,438	$90,533
Due after one year through four years	82,080	82,884	177,278	178,191
Total	$216,365	$217,569	$267,716	$268,724
6.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$483,640	$—	$—	$483,640
U.S. treasury bills	199,150	—	—	199,150
Commercial paper	—	16,603	—	16,603
Corporate debt securities	—	49,311	—	49,311
Certificates of deposit	—	22,003	—	22,003
Short-term investments
U.S. treasury securities	207,023	—	—	207,023
Asset-backed securities	—	10,546	—	10,546
Total assets measured at fair value	$889,813	$98,463	$—	$988,276

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$627,983	$—	$—	$627,983
U.S. treasury bills	230,602	—	—	230,602
Short-term investments
U.S. treasury securities	240,256	—	—	240,256
U.S. agency securities	—	14,993	—	14,993
Asset-backed securities	—	10,500	—	10,500
Corporate debt securities	—	2,975	—	2,975
Total assets measured at fair value	$1,098,841	$28,468	$—	$1,127,309
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
There were no transfers of financial instruments between the fair value hierarchy levels during the three and nine months ended September 30, 2024 and the year ended December 31, 2023.
7.    Certain Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Leasehold improvements	$8,110	$8,110
Computer equipment	9,187	8,885
Furniture and fixtures	2,488	2,597
Internally developed and purchased software	41,865	19,324
	61,650	38,916
Accumulated depreciation and amortization	(25,859)	(20,152)
Property and equipment, net	$35,791	$18,764
Depreciation and amortization expense related to property and equipment was $2.9 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively and $7.5 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company capitalized $5.6 million and $4.3 million as internal-use software development costs during the three months ended September 30, 2024, and 2023, respectively and $20.2 million and $13.0 million during the nine months ended September 30, 2024, and 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued costs of revenue	$82,580	$74,357
Accrued compensation and benefits	36,999	42,305
Deferred revenue	12,891	11,829
Accrued technology costs	4,454	5,039
Due to issuing banks	7,957	7,892
Accrued tax liabilities	5,773	4,929
Accrued professional services	2,734	4,559
Operating lease liabilities, current portion	4,527	3,908
Reserve for contract contingencies and processing errors	1,670	3,754
Other accrued liabilities	5,881	2,942
Accrued expenses and other current liabilities	$165,466	$161,514
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
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of September 30, 2024 and December 31, 2023, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time the financials are available to be issued. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
Settlement of Payment Transactions
Customers deposit a certain amount of pre-funding into accounts maintained at Issuing Banks to settle their payment transactions. Such pre-funding amounts may only be used to settle customers’ payment transactions and are not considered assets of the Company. As such, the funds held in customers’ accounts at Issuing Banks are not reflected on the Company’s Condensed Consolidated Balance Sheets. If a customer fails to deposit sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the customer. The Company did not incur losses of this nature during the three and nine months ended September 30, 2024 and 2023, respectively.

Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, Card Networks, Issuing Banks, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. With respect to Issuing Banks, the Company has received requests for indemnification from time to time and may indemnify an Issuing Bank for losses such Issuing Bank may incur for non-compliance with applicable law and regulation, if those losses resulted from the Company’s failure to perform under its program agreement with the Issuing Bank.
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
9.    Stock Incentive Plans
During the first quarter of 2024, the Company granted performance-based restricted stock units (“PSUs”), under the 2021 Stock Option and Incentive Plan, to certain employees of the Company based on an initial target number. The final number of PSUs that may vest and settle depend upon the Company’s performance against pre-established performance metrics over a predefined performance period, contingent on the compensation committee’s approval of the level of achievement against the pre-established performance targets at the end of the fiscal year. The PSUs granted vest over three years and have a one year performance period with one-third of the PSUs subject to cliff vesting following the completion of the performance period then vesting in equal quarterly installments thereafter. Over the performance period, the number of PSUs that may be issued and the related share-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the number of PSUs issued could range from 0% to 200% of the target amount.
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

During the second quarter of 2024, the Company’s Executive Chairman stepped down from his role and transitioned to a non-employee director role on the board of directors causing the Executive Chairman Long-Term Performance Award to be forfeited per its terms resulting in a one-time reversal of share-based compensation expenses of $167.3 million, of which $144.6 million related to expenses recognized in prior years. The Company accounts for forfeitures as they occur.

A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance as of December 31, 2023	36,671	$16.09	7.45	$24,481
Granted	—	—
Exercised	(141)	0.86
Canceled and forfeited (3)	(20,774)	21.38
Balance as of September 30, 2024	15,756	$9.24	7.14	$10,862
Exercisable as of September 30, 2024 (2)	11,936	$9.96	6.80	$9,787
Vested as of September 30, 2024	10,892	$9.51	6.81	$9,787
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
(3) The forfeiture of the Executive Chairman Long-Term Performance Award resulted in 19,788 options forfeited.
The following table presents the share-based compensation expense by award type recognized within the following line items in the Condensed Consolidated Statement of Operations and Comprehensive Loss and Condensed Consolidated Balance Sheet in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	$27,903	$25,021	$80,722	$74,991
Stock options	5,837	6,858	18,422	19,651
Performance restricted stock units	1,631	—	3,239	—
Employee Stock Purchase Plan	283	256	875	1,269
Share-based compensation recorded within Compensation and benefits	35,654	32,135	103,258	95,911
Executive chairman long-term performance award	—	13,413	(144,617)	39,801
Property and equipment (capitalized internal-use software)	1,491	1,248	5,489	3,531
Total share-based compensation expense (benefit)	$37,145	$46,796	$(35,870)	$139,243
Unrecognized compensation costs by award type as of September 30, 2024:

	Unrecognized compensation costs	Weighted-average recognition period (in years)
Restricted stock units, inclusive of PSUs	$216,246	2.0
Stock options	22,964	1.5
Total	$239,210

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
During the three and nine months ended September 30, 2024, the Company repurchased approximately 9.4 million and 20.4 million shares in the open market and in privately negotiated transactions for $48.4 million and $107.5 million under the 2024 Share Repurchase Program, for an average price of $5.15 and $5.28, respectively. The total price of the shares repurchased and the related transaction costs and excise taxes of $0.5 million and $1.2 million during the three and nine months ended September 30, 2024 are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2024, $92.5 million remained available for future share repurchases under the 2024 Share Repurchase Program.
Under the share repurchase program authorized in May 2023 (the “2023 Share Repurchase Program”), the Company repurchased 5.2 million shares in the open market for $32.8 million at an average price of $6.27 during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company repurchased 11.5 million and 21.6 million shares in the open market for $64.4 million and $112.9 million under the 2023 Share Repurchase Program, for an average price of $5.62 and $5.22, respectively. Repurchases under the 2023 Share Repurchase Program were completed as of March 31, 2024.
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
11.    Net (Loss) Income Per Share Attributable to Common Stockholders
Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

The Company calculated basic and diluted net (loss) income per share attributable to common stockholders as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023 (1)		2024		2023 (1)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders, basic	$(26,581)	$(2,062)	$(49,222)	$(5,768)	$49,672	$4,733	$(163,352)	$(19,235)
Net (loss) income attributable to common stockholders, diluted	$(26,581)	$(2,062)	$(49,222)	$(5,768)	$49,419	$4,986	$(163,352)	$(19,235)
Denominator
Weighted-average shares used in computing basic net (loss) income per share attributable to common stockholders	470,642	36,518	473,949	55,540	468,994	44,684	479,352	56,445
Effect of dilutive potential shares of common stock	—	—	—	—	5,522	3,194	—	—
Weighted-average shares used in computing diluted net (loss) income per share attributable to common stockholders	470,642	36,518	473,949	55,540	474,516	47,878	479,352	56,445

Net (loss) income per share attributable to common stockholders, basic	$(0.06)	$(0.06)	$(0.10)	$(0.10)	0.11	0.11	(0.34)	(0.34)
Net (loss) income per share attributable to common stockholders, diluted	$(0.06)	$(0.06)	$(0.10)	$(0.10)	0.10	0.10	(0.34)	(0.34)
(1) The prior period Net (loss) income per share for Class A and Class B common stock has been presented separately to conform with current period presentation, which had no impact on our previously reported basic or diluted Net (loss) income per share.
As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting (loss) income per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
Potentially dilutive securities that were excluded from the computation of diluted net (loss) income per share because including them would have had an anti-dilutive effect were as follows:

	Nine Months Ended September 30, 2024
	Class A	Class B
Stock options, restricted stock, and employee stock purchase plan	27,821	17,327
The following potentially dilutive securities were excluded from the computation of diluted net (loss) income per share during the three months ended September 30, 2024 and the three and nine months ended September 30, 2023 because including them would have had an anti-dilutive effect as the Company was in a loss position during the period:

	Three Months Ended September 30, 2024		As of September 30, 2023
	Class A	Class B	Class A	Class B
Warrants to purchase Class B common stock	—	1,900	—	1,900
Stock options, restricted stock, and employee stock purchase plan	45,983	7,464	50,333	29,453
Total	45,983	9,364	50,333	31,353

12.    Income Tax
The Company recorded an income tax provision of $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded an income tax provision of $0.4 million and a benefit of $6.6 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax provision for the nine months ended September 30, 2024 was primarily attributable to income tax expenses in profitable foreign jurisdictions. The income tax benefit for the nine months ended September 30, 2023 was primarily attributable to a $7.2 million partial valuation allowance release due to the acquisition of Power Finance Inc., offset by $0.6 million of income tax expenses resulting from profitable foreign operations.
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
As of September 30, 2024 and December 31, 2023, short-term investments were $217.6 million and $268.7 million, respectively, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. treasury securities, which amounted to $207.0 million, or 95% of the short-term investment balance at September 30, 2024 and $255.2 million, or 95% of the short-term investment balance at December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, all debt securities within the Company's portfolio are investment grade.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended September 30, 2024 and 2023, 69% and 75% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank, respectively. For the nine months ended September 30, 2024 and 2023, 72% and 77% of Total Processing Volume was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one customer. For the three months ended September 30, 2024 and 2023, this customer accounted for 47% and 50% of the Company’s net revenue, respectively. For the nine months ended September 30, 2024 and 2023, this customer accounted for 48% and 72% of the Company’s net revenue, respectively. As of September 30, 2024, three separate customers accounted for 16%, 13% and 10% of the Company’s accounts receivable balance.

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
Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including various geopolitical conflicts, uncertainty related to global elections, changes in inflation and interest rates, and uncertainty in global economic conditions, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees. See the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2023 Annual Report for further discussion or incorporation by reference of the possible impact of these macroeconomic factors on our business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands unless otherwise noted)	2024	2023	2024	2023
Total Processing Volume (TPV) (in millions)	$73,899	$56,650	$211,192	$160,285

Net revenue	$127,967	$108,891	$371,205	$557,349
Gross profit	$90,132	$72,508	$253,646	$246,281
Gross margin	70%	67%	68%	44%
Net (loss) income	$(28,643)	$(54,990)	$54,405	$(182,587)
Net (loss) income margin	(22)%	(51)%	15%	(33)%
Total operating expenses	$132,363	$142,334	$240,687	$472,960

Non-GAAP Measures:
Adjusted EBITDA	$9,019	$(2,062)	$16,429	$(5,586)
Adjusted EBITDA margin	7%	(2)%	4%	(1)%
Non-GAAP operating expenses	$81,113	$74,570	$237,217	$251,867
Total Processing Volume (“TPV”) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as Net (loss) income adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring charges; acquisition related expenses which consist of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions and cash and non-cash postcombination compensation expenses; income tax expense (benefit); and other income (expense) net, which consists of interest income from our short-term investments, realized foreign currency gains and losses, our share of equity method investments’ profit or loss, impairment of equity method investments or other financial instruments, and gain from sale of equity method investments. We believe that Adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into our calculation of our annual employee bonus plans and performance-based restricted stock units. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of Net (loss) income to Adjusted EBITDA.
Adjusted EBITDA Margin - Adjusted EBITDA Margin is a non-GAAP financial measure that is calculated as Adjusted EBITDA divided by Net revenue. This measure is used by management and our board of directors to evaluate our operating efficiency. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures and a reconciliation of Net (loss) income to Adjusted EBITDA Margin.
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
Costs of Revenue
Costs of revenue consist of Card Network fees, Issuing Bank fees, and card fulfillment costs for customer arrangements where the Company is the principal in providing services to the customer and excludes depreciation and amortization, which is reported separately within the Condensed Consolidated Statements of Operations and Comprehensive Loss. Card Network fees are equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank fees compensate our Issuing Banks for issuing cards to our customers and sponsoring our card programs with the Card Networks and are typically equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.

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
Operating Expenses (Benefit)
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
Other Income, net
Other income, net consists primarily of interest income from our short-term investments and cash deposits, gain from sale of equity method investments, impairment of equity method investments or other financial instruments, equity method investment share of loss, and realized foreign currency gains and losses.
Income Tax Expense (Benefit)
Income tax expense consists of U.S. federal and state income taxes, and income taxes related to certain foreign jurisdictions. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net revenue	$127,967	$108,891	$371,205	$557,349
Costs of revenue	37,835	36,383	117,559	311,068
Gross profit	90,132	72,508	253,646	246,281
Operating expenses (benefit):
Compensation and benefits	100,964	102,433	299,120	350,592
Technology	16,317	13,930	44,204	41,674
Professional services	4,759	4,197	13,437	14,507
Occupancy	1,178	1,074	3,476	3,285
Depreciation and amortization	4,448	3,108	11,941	7,582
Marketing and advertising	582	346	1,688	1,348
Other operating expenses	4,115	3,833	11,438	14,171
Executive chairman long-term performance award	—	13,413	(144,617)	39,801
Total operating expenses	132,363	142,334	240,687	472,960
(Loss) income from operations	(42,231)	(69,826)	12,959	(226,679)
Other income, net	13,703	15,074	41,845	37,508
(Loss) income before income tax expense	(28,528)	(54,752)	54,804	(189,171)
Income tax expense (benefit)	115	238	399	(6,584)
Net (loss) income	$(28,643)	$(54,990)	$54,405	$(182,587)

Comparison of the Three Months Ended September 30, 2024 and 2023
Net Revenue

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Net revenue:
Total platform services, net	$121,800	$104,332	$17,468	17%
Other services	6,167	4,559	1,608	35%
Total net revenue	$127,967	$108,891	$19,076	18%

Total Processing Volume (TPV) (in millions)	$73,899	$56,650	$17,249	30%
Total net revenue increased by $19.1 million, or 18%, for the three months ended September 30, 2024 compared to the same period in 2023, of which an increase of $5.1 million was attributable to our largest customer, Block, Inc. The overall increase in net revenue was primarily driven by a 30% increase in TPV partially offset by the impact of a renegotiated platform partnership and unfavorable changes in the mix of our card programs, particularly the growth of our PxM offering.
Other services revenue increased $1.6 million, or 35%, in the three months ended September 30, 2024 compared to the same period in 2023. This growth was driven by a rise in card-related fulfillments, which included both one-time card replacements and increased customer card shipments compared to the same period in 2023.
The increase in TPV was driven by growth across all our major verticals, particularly financial services, with PxM customers outperforming MxM customers. The growth in TPV for our top five customers, as determined by their individual processing volume in each respective period, was 23% in the three months ended September 30, 2024 compared to the same period in 2023, while TPV from all other customers, as a group, grew by 67% in the three months ended September 30, 2024 compared to the same period in 2023. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Costs of revenue:
Card Network fees, net	$29,676	$29,799	$(123)	—%
Issuing Bank fees	3,388	2,912	476	16%
Other	4,771	3,672	1,099	30%
Total costs of revenue	$37,835	$36,383	$1,452	4%

Gross profit	$90,132	$72,508	$17,624	24%
Gross margin	70%	67%
Costs of revenue increased by $1.5 million, or 4%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase in costs is attributed to higher Card Network and Issuing Bank fees stemming from the 30% increase in TPV, partially offset by higher network incentives earned during the current year. Card Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
As a result of the increases in costs of revenue being less than the increases in net revenue explained above, our gross profit increased by $17.6 million, or 24%, in the three months ended September 30, 2024 compared to the same period in 2023, and our gross margin increased by 3 percentage points in the three months ended September 30, 2024 compared to the same period in 2023.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$65,310	$70,298	$(4,988)	(7)%
Share-based compensation	35,654	32,135	3,519	11%
Total compensation and benefits	100,964	102,433	(1,469)	(1)%
Percentage of net revenue	79%	94%
Technology	16,317	13,930	2,387	17%
Percentage of net revenue	13%	13%
Professional services	4,759	4,197	562	13%
Percentage of net revenue	4%	4%
Occupancy	1,178	1,074	104	10%
Percentage of net revenue	1%	1%
Depreciation and amortization	4,448	3,108	1,340	43%
Percentage of net revenue	3%	3%
Marketing and advertising	582	346	236	68%
Percentage of net revenue	—%	—%
Other operating expenses	4,115	3,833	282	7%
Percentage of net revenue	3%	4%
Executive chairman long-term performance award	—	13,413	(13,413)	(100)%
Percentage of net revenue	—%	12%
Total operating expenses	$132,363	$142,334	$(9,971)	(7)%
Percentage of net revenue	103%	131%
Salaries, bonus, benefits, and payroll taxes decreased by $5.0 million, or 7%, for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was driven by lower postcombination compensation costs to former employees of Power Finance and an increase in salaries, bonus, and benefits costs capitalized for internal-use software development in 2024, partially offset by increased salaries and benefits costs as a result of higher headcount in the three-months ended September 30, 2024 compared to the same period in 2023.
Share-based compensation increased by $3.5 million in the three months ended September 30, 2024 compared to the same period in 2023 mainly due to an increase in the number of employees and awards granted.
Technology expenses increased by $2.4 million, or 17% for the three months ended September 30, 2024 compared to the same period in 2023. The increase was due to higher licensing and hosting costs to support our continued growth as we implement and support our systems and tools.
Professional services expenses increased by $0.6 million or 13% for the three months ended September 30, 2024 compared to the same period in 2023 due to an increase in consulting fees.
Occupancy expense remained relatively flat for the three months ended September 30, 2024 compared to the same period in 2023.
Depreciation and amortization expense increased by $1.3 million, or 43%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase in the amortization of internally developed software as more projects have been capitalized and placed into service.

Marketing and advertising expenses increased by $0.2 million, or 68% for the three months ended September 30, 2024 compared to the same period in 2023 due to an increase in branding spend.
Other operating expenses increased by $0.3 million, or 7% for the three months ended September 30, 2024 compared to the same period in 2023.
Executive chairman long-term performance award decreased by 100% for the three months ended September 30, 2024 compared to the same period in 2023 as the Executive Chairman Long-Term Performance Award was forfeited in the second quarter of 2024 as a result of the Company’s Executive Chairman transitioning to a non-employee director role on the board of directors.
Other Income, net

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other income, net	$13,703	$15,074	$(1,371)	(9)%
Percentage of net revenue	11%	14%
Other income, net decreased by $1.4 million, or 9%, for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in interest income earned on our short-term investments portfolio as we had smaller portfolio balances during the third quarter of 2024. Interest rates remained relatively flat during the comparable periods.
Income Tax Expense
Income tax expense remained relatively flat for the three months ended September 30, 2024 compared to the same period in 2023.
Customer Concentration
We generated 47% and 50% of our net revenue from our largest customer, Block, during the three months ended September 30, 2024 and 2023, respectively.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Net Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Net revenue:
Total platform services, net	$355,005	$540,862	(185,857)	(34)%
Other services	16,200	16,487	(287)	(2)%
Total net revenue	$371,205	$557,349	$(186,144)	(33)%

Total Processing Volume (TPV) (in millions)	$211,192	$160,285	$50,907	32%
Total net revenue decreased by $186.1 million, or 33%, for the nine months ended September 30, 2024 compared to the same period in 2023, of which $223.1 million of this decrease was attributable to Block, Inc. The decrease in net revenue was primarily driven by the amendment to the Block agreement in August 2023 (the “August 2023 Block Amendment”) which allowed for reduced pricing and impacted the revenue presentation for the Cash App Program as fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume are recorded as a reduction to the revenue earned from the Cash App program within Net revenue effective as of July 1, 2023. In prior periods, these costs were included within Costs of revenue. The impact of these fees for the nine months ended September 30, 2024 was a $264.7 million reduction to Net revenue, negatively impacting the growth rate by 47 ppts. These decreases in net revenue were partially offset by increased TPV from Block’s programs. Revenue from other customers increased $37.2 million, primarily driven by an increase in TPV partially offset by the impact of contract renewals and unfavorable changes in the mix of our card programs, particularly the growth of our PxM offering.

Other services revenue decreased $0.3 million, or 2% in the nine months ended September 30, 2024 compared to the same period in 2023 due to a one-time card fulfillment order which occurred in the prior year.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services and PxM customers. The growth in TPV for our top five customers, as determined by their individual processing volume in each respective period, was 25% in the nine months ended September 30, 2024 compared to the same period in 2023, while TPV from all other customers, as a group, grew by 69% in the nine months ended September 30, 2024 compared to the same period in 2023. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Costs of revenue:
Card Network fees, net	94,859	281,436	$(186,577)	(66)%
Issuing Bank fees	9,684	17,964	(8,280)	(46)%
Other	13,016	11,668	1,348	12%
Total costs of revenue	$117,559	$311,068	$(193,509)	(62)%

Gross profit	$253,646	$246,281	$7,365	3%
Gross margin	68%	44%
Costs of revenue decreased by $193.5 million for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to the revenue presentation change as a result of the August 2023 Block Amendment. These decreases were partially offset by increases in Issuing Bank and Network fees driven by the 32% increase in TPV.

As a result of the decreases in costs of revenue being more than the decreases in net revenue explained above, our gross profit increased by $7.4 million, or 3%, for the nine months ended September 30, 2024 compared to the same period in 2023. Our gross margin increased by 24 percentage points in the nine months ended September 30, 2024 compared to the same period in 2023.
Operating Expenses (Benefit)

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Operating expenses (benefit):
Salaries, bonus, benefits and payroll taxes	$195,862	$254,681	$(58,819)	(23)%
Share-based compensation	103,258	95,911	7,347	8%
Total compensation and benefits	299,120	350,592	(51,472)	(15)%
Percentage of net revenue	81%	63%
Technology	44,204	41,674	2,530	6%
Percentage of net revenue	12%	7%
Professional services	13,437	14,507	(1,070)	(7)%
Percentage of net revenue	4%	3%
Occupancy	3,476	3,285	191	6%
Percentage of net revenue	1%	1%
Depreciation and amortization	11,941	7,582	4,359	57%
Percentage of net revenue	3%	1%
Marketing and advertising	1,688	1,348	340	25%
Percentage of net revenue	—%	—%
Other operating expenses	11,438	14,171	(2,733)	(19)%
Percentage of net revenue	3%	3%
Executive chairman long-term performance award	$(144,617)	$39,801	(184,418)	(463)%
Percentage of net revenue	(39)%	7%
Total operating expenses	$240,687	$472,960	$(232,273)	(49)%
Percentage of net revenue	65%	85%
Salaries, bonus, benefits, and payroll taxes decreased by $58.8 million or 23%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was driven by lower postcombination compensation costs to former employees of Power Finance, lower severance costs as a restructuring occurred in 2023, lower headcount year over year and an increase in salaries, bonus, and benefits costs capitalized for internal-use software development in 2024.
Share-based compensation increased by $7.3 million in the nine months ended September 30, 2024 compared to the same period in 2023 mainly due to an increase in the number of employees and awards granted in 2024 and due to the forfeiture of awards related to the prior year restructuring which lowered share-based compensation costs recorded in 2023.
Technology expenses increased by $2.5 million or 6% for the nine months ended September 30, 2024 compared to the same period in 2023 mainly due to higher licensing and hosting costs to support our continued growth as we implement and support our systems and tools.
Professional services expenses decreased by $1.1 million, or 7%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to decreased consulting fees.
Occupancy expense remained relatively flat for the nine months ended September 30, 2024 compared to the same period in 2023.

Depreciation and amortization increased by $4.4 million, or 57%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to the amortization of internally developed software and to the amortization of developed technology intangible assets originating from the Power Finance acquisition.
Marketing and advertising expenses increased by $0.3 million or 25% for the nine months ended September 30, 2024 compared to the same period in 2023 due to an increase in branding spend.
Other operating expenses decreased by $2.7 million, or 19%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to cost optimization initiatives impacting the current year.
Executive chairman long-term performance award decreased for the nine months ended September 30, 2024 compared to the prior year comparable period primarily due to a one-time reversal of share-based compensation expense of $167.3 million, of which $144.6 million related to prior year periods, as the Executive Chairman Long-Term Performance Award was forfeited in the second quarter of 2024 as a result of the Company’s Executive Chairman transitioning to a non-employee director role on the board of directors.
Other Income, net

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other income, net	$41,845	$37,508	$4,337	12%
Percentage of net revenue	11%	7%
Other income, net increased by $4.3 million, or 12%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to an increase in interest income earned on our short-term investments portfolio due to higher interest rates during the nine months ended September 30, 2024.
Income Tax Expense (Benefit)
Income tax expense increased by $7.0 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a $7.2 million partial valuation allowance release in the prior year stemming from the acquisition of Power Finance Inc.
Customer Concentration
We generated 48% and 72% of our net revenue from our largest customer, Block, during the nine months ended September 30, 2024 and 2023, respectively.

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

A reconciliation of Net (loss) income to adjusted EBITDA and GAAP operating expenses to non-GAAP operating expenses for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net revenue	$127,967	$108,891	$371,205	$557,349
Net (loss) income	$(28,643)	$(54,990)	$54,405	$(182,587)
Net (loss) income margin	(22)%	(51)%	15%	(33)%
Total operating expenses	$132,363	$142,334	$240,687	$472,960

Net (loss) income	$(28,643)	$(54,990)	$54,405	$(182,587)
Depreciation and amortization expense	4,448	3,108	11,941	7,582
Share-based compensation expense(1)	35,654	32,135	103,258	98,802
Executive chairman long-term performance award(1)	—	13,413	(144,617)	39,801
Payroll tax expense related to share-based compensation	440	541	2,307	1,818
Acquisition-related expenses (2)	10,708	18,270	30,581	64,420
Restructuring	—	297	—	8,670
Other income, net	(13,703)	(15,074)	(41,845)	(37,508)
Income tax expense (benefit)	115	238	399	(6,584)
Adjusted EBITDA	$9,019	$(2,062)	$16,429	$(5,586)
Adjusted EBITDA Margin	7%	(2)%	4%	(1)%

Total operating expenses	$132,363	$142,334	$240,687	$472,960
Depreciation and amortization expense	(4,448)	(3,108)	(11,941)	(7,582)
Share-based compensation expense	(35,654)	(32,135)	(103,258)	(98,802)
Executive chairman long-term performance award	—	(13,413)	144,617	(39,801)
Payroll tax expense related to share-based compensation	(440)	(541)	(2,307)	(1,818)
Restructuring	—	(297)	—	(8,670)
Acquisition-related expenses (2)	(10,708)	(18,270)	(30,581)	(64,420)
Non-GAAP operating expenses	$81,113	$74,570	$237,217	$251,867
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
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity included cash, cash equivalents, and short-term investments totaling $1.1 billion, with such amounts held for working capital purposes. Our cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S. agency securities, asset-backed securities, commercial paper, certificates of deposit, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
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
On February 3, 2023, we acquired all outstanding stock of Power Finance Inc. (“Power Finance”). As part of the terms of the acquisition, we entered into postcombination cash compensation arrangements with certain key acquired employees whereby we shall pay them $85.1 million of cash over a weighted average 2.2 year service period following the acquisition date (subject to forfeiture upon termination). As of September 30, 2024, $24.2 million of the postcombination cash compensation arrangements remained outstanding.
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
As of September 30, 2024, we had $8.5 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$33,415	$4,582
Net cash provided by (used in) investing activities	37,041	(43,396)
Net cash used in financing activities	(165,011)	(197,283)
Net decrease in cash, cash equivalents, and restricted cash	$(94,555)	$(236,097)
Operating Activities
Our largest source of cash provided by our operating activities is our net revenue. Our primary uses of cash in our operating activities are for Card Network and Issuing Bank fees, and employee-related compensation. The timing of settlement of certain operating assets and liabilities, including revenue share payments, bonus payments, prepayments made to cloud-computing service providers, settlement receivables and network incentive receivables can affect the amounts reported as Net cash provided by or used in operating activities in the Condensed Consolidated Statement of Cash Flows.
Net cash provided by operating activities was $33.4 million in the nine months ended September 30, 2024 compared to $4.6 million in the same period in 2023. The increase in net cash provided by operating activities is due mainly to generating net income in the current period and the timing of collections of settlement receivables and payments of revenue share payables, partially offset by decreased non-cash expenses due to the forfeiture of the Executive Chairman Long-Term Performance Award.

Investing Activities
Net cash provided by investing activities consists primarily of maturities of our short-term investments. Net cash used in investing activities consists primarily of purchases of short-term investments, purchases of property and equipment, capitalization of internal-use software and cash consideration for business combinations.
Net cash provided by investing activities in the nine months ended September 30, 2024 was $37.0 million compared to net cash used in the same period in 2023 of $43.4 million. The increase in net cash provided by investing activities is primarily due to the Power Finance acquisition which occurred in 2023 partially offset by decreased cash inflows from the maturities and sales of short-term investments and increased capitalization of internal-use-software in the current year.
Financing Activities
Net cash used in financing activities consists primarily of net payments related to share-based compensation activities and our share repurchase programs.
Net cash used in financing activities in the nine months ended September 30, 2024 was $165.0 million compared to $197.3 million in the same period in 2023. The decrease in net cash used in financing activities is primarily due to the payment of the contingent consideration from our Power Finance acquisition in the prior year offset by increased payments to repurchase our Class A common stock under the 2024 and 2023 Share Repurchase Programs and increased tax withholdings related to net share settlement of share-based compensation awards.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and globally, and are exposed to market risks in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $1.1 billion as of September 30, 2024. Such amounts included cash deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S, agency securities, commercial paper, certificate of deposits, asset-backed securities and corporate debt securities. The fair value of our cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all short-term investments until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of September 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

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
Based on such evaluation, our management has concluded our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2024, due to the material weaknesses in internal control over financial reporting described below.
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
For the period ended December 31, 2023, management identified a material weakness related to information technology general controls (“ITGCs”) (the “ITGC Material Weakness” and together with the Business Combination Material Weakness, the “2023 Material Weaknesses”) in user access over certain information technology (“IT”) systems that support the Company’s revenue and related financial reporting processes. As a result, the related process-level IT dependent manual controls, certain change management controls, and automated application controls for certain key IT systems were also deemed ineffective for the period ended September 30, 2024.
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

To remediate the ITGC Material Weakness, we enhanced the design of our ITGCs over the IT systems that support the Company’s revenue and related financial reporting processes, including, (i) developed and implemented additional training and awareness which addressed ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access; (ii) increased the extent of oversight and verification checks included in operation of user access controls and processes; (iii) deployed additional tools to support administration of user access; and (iv) enhanced quarterly management reporting on the remediation measures to the audit committee of the board of directors. Although we intend to complete the remediation process as promptly as possible, we will not be able to fully remediate the ITGC Material Weakness until we validate the consistent operating effectiveness of newly implemented controls.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts noted above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are continuing the remediation efforts described above.
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
None.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended September 30, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2024	2,058	$5.40	2,058	$129,783
August 1 - 31, 2024	4,026	$5.13	4,026	$109,149
September 1 - 30, 2024	3,315	$5.02	3,315	$92,510
Total	9,399		9,399
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During our last fiscal quarter, on September 11, 2024, The Gardner 2008 Living Trust dated March 22, 2008 (the “Gardner Trust”) adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K providing for the sale from time to time of an aggregate of up to 3,001,000 shares of our Class A Common Stock, provided that the sale price meets a minimum range per share which is at a premium to the volume weighted average pricing for the time period from August 12 - September 11, 2024. The shares held by the Gardner Trust may be deemed to be beneficially owned by Jason Gardner, a member of our board of directors, and represent 5.8% of the aggregate Class A shares and Class B shares beneficially held by Mr. Gardner, assuming an as-converted basis. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 28, 2025, or earlier if all transactions under the trading arrangement are completed, but in no case earlier than one year or later than two years from September 11, 2024.
No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

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

MARQETA, INC.

Date: November 4, 2024	By:	/s/ Simon Khalaf
	Name:	Simon Khalaf
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)