Form 10-K
period 2024-12-31
Marqeta, Inc.
filed 2025-02-26
CIK 1522540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(510) 671-5437
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of its most recently completed second fiscal quarter, was $2.5 billion based on the closing sales price of the registrant’s Class A common stock on that date. Solely for purposes of this disclosure, shares of Class A common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 21, 2025, there were 471,026,371 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 33,295,196 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•our future financial performance and any fluctuations in such performance, including our net revenue, costs of revenue, gross profit, and operating expenses and our ability to achieve future profitability;
•our ability to scale new products and services, such as our credit card platform;
•our ability to effectively manage or sustain our growth and expand our operations;
•our ability to enhance our platform and services and develop and expand our capabilities;
•our ability to further attract, retain, diversify, and expand our customer base;
•our ability to maintain our relationships with Issuing Banks, Card Networks, and the other third parties with which we work;
•our strategies, plans, objectives, and goals;
•our plans to expand internationally;
•past and future acquisitions, investments, and other strategic investments;
•our ability to compete in existing and new markets and offerings;
•our estimated market opportunity;
•economic and industry trends, projected growth, or trend analysis;
•the impact of political, social, and/or economic instability or military conflict;
•our ability to develop and protect our brand;
•developments in laws and regulations and our ability to comply with laws and regulations;
•our ability to successfully defend litigation brought against us;
•our ability to attract and retain qualified employees and key personnel;
•our ability to repurchase shares under authorized share repurchase programs and receive expected financial benefits; and
•our ability to maintain effective disclosure controls and internal controls over financial reporting.
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
We also deliver robust card program management, allowing our customers to embed Marqeta in their offering without having to build certain complex elements or customer support services. Our customers can focus on their areas of expertise, with more control over their card programs, while we manage the complexity of running the card programs with Issuing Banks and Card Networks (each as defined below).
In the years ended December 31, 2024, 2023, and 2022, total processing volume (“TPV”) on the Marqeta Platform was $291.1 billion, $222.3 billion, and $166.3 billion, respectively, which reflected year-over-year growth of 31% and 34%, respectively. TPV is the total dollar amount of payments processed through the Marqeta platform, net of returns and chargebacks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of our strategy and key operating metric.
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
•“Card Networks” provide the infrastructure for settlement and card payment information that flows between an Issuer Processor and an Acquirer Processor.
•“Issuer Processors” provide a technology platform, ledger, and infrastructure to support a card issuer and connects with a Card Network to facilitate payment transactions.
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
Digital Banking
Marqeta for Banking provides our customers with access to a suite of bank account and money movement features offered through our Issuing Bank partners, including demand deposit accounts, direct deposit with early pay, ACH, cash loads, and fee-free ATMs, bill pay, and instant funding capabilities. These services enable customers to drive additional engagement and spend by making it easy for their users to fund accounts and manage money.
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
In 2024, we introduced the UX Toolkit, which allows customers to create branded front-end experiences using a comprehensive set of pre-built UI components optimized for Marqeta's APIs. It enables customers to build Marqeta-powered debit and credit programs with fewer development resources.
Credit Capabilities
With Marqeta’s credit products, our customers have the tools to design, launch, and scale, and can work directly with us rather than managing several different providers. Customers can customize the user experience and embed the card within their brands. Our ability to offer configurable and flexible solutions enables our customers to build highly differentiated programs with truly personalized rewards and spend controls.
Innovative Rewards Structures: Customers can leverage our proprietary rewards engine, keeping users engaged with innovative rewards structures using multiple data points across user spend as well as transactions, repayments, and other data points. Our comprehensive platform enables customers to reward users in real time with multiple redemption options, creating opportunities to drive engagement and usage.
Underwriting Support: Our underwriting decisioning engine allows Issuing Banks and customers to implement custom fraud and credit decisioning criteria to help manage program fraud and delinquency risk. Our comprehensive platform allows for automated decisioning using a variety of data sources and custom logic.
Portfolio Migration
In 2024, we launched Portfolio Migration, a new service that simplifies upgrading existing card programs onto our platform, reducing complexity and minimizing disruption during the transition. This capability includes two main components: an automated migration tool that transforms and aligns card program data from the previous system to Marqeta's platform, as well as operational processes to ensure a smooth transition.
Marqeta Flex
In 2024, we announced Marqeta Flex, a new solution that we believe will transform how buy now, pay later (“BNPL”) payment options can be delivered inside payment apps and wallets, by surfacing them when needed within the payment flow. Marqeta Flex is being developed with a few of our customers, and we expect to release it in 2025. With Marqeta Flex, we plan to expand BNPL distribution even further by giving consumers access to personalized BNPL options inside of their payment apps of choice.
The intended benefits of Marqeta Flex for consumers, BNPL providers, and issuers include:
Consumers: With Marqeta Flex, consumers will be guided to the BNPL options that can meet their needs, with access to personalized BNPL options inside of the payment apps they use most often.
BNPL Providers: Marqeta Flex is expected to expand BNPL distribution, enabling BNPL providers to benefit from greater access to consumers and higher transaction volumes.

Card Issuers: We believe Marqeta Flex will be a powerful solution for digital wallets and card issuers, allowing them to drive payment volume by incorporating multiple BNPL offerings into the transaction experience that can be customized to user preferences. A single integration with Marqeta Flex is intended to provide them access to a variety of global BNPL providers, and is expected to increase the speed at which they can build and launch card solutions that offer flexible payment methods, including custom and user-friendly BNPL loan options.
Our Programs
Marqeta’s innovative products are developed with deep domain expertise and a customer-first mindset to launch, scale, and manage card programs. Marqeta provides all of its customers with issuer processor services, and for most of its customers it also acts as a card program manager. Depending on a customer’s desired level of control and responsibility, Marqeta can work with companies in a range of different configurations, but generally provide the following offerings:
Managed By Marqeta: With Managed By Marqeta (“MxM”), Marqeta typically connects customers to an Issuing Bank to act as the Bank Identification Number (“BIN”) sponsor for the customer’s card program, manages the customer’s card program on behalf of the Issuing Bank, and provides a full range of services including configuring many of the critical resources required by a customer’s production environment. In addition to providing the customer access to the Marqeta dashboard via our APIs, Marqeta also manages a number of the primary tasks related to launching a card program, such as defining and managing the program with the Card Networks and Issuing Bank, operating the program and managing certain profitability components, and managing compliance with applicable regulations, the Issuing Bank, and Card Network rules. Also available are a variety of managed services, including dispute management, fraud scoring, card fulfillment, reconciliation, and cardholder support services.
Powered By Marqeta: With Powered By Marqeta (“PxM”), Marqeta also provides customers access to the Marqeta dashboard via our APIs, provides payment processing, and assists with certain configuration elements that enable the customer to use the platform independently. Generally, our PxM customers are responsible for other elements of the card program, including defining and managing the program with the Card Networks and Issuing Bank as well as managing compliance with applicable regulations, the Issuing Bank, and Card Network rules.
Given the modularity of the Marqeta platform, certain customers can also opt to incorporate elements of MxM into their card program to create a custom solution. Many customers adopt some combination of the MxM managed services even when not adopting the full MxM offering.

Our Customers
Marqeta serves customers in multiple industry verticals including financial services, on-demand services, BNPL, expense management, and e-commerce enablement.
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
With embedded finance, enterprises across industries can offer multiple financial services to their customers to improve the user experience, enhance loyalty, and add another monetization engine to their existing business. Marqeta’s platform operates across a number of use cases for customers, including consumer credit cards, point-of-sale lending, accelerated/earned wage access, expense management, on-demand delivery, and spend management. Customers can also combine solutions across different use cases.

Agreements with Large Customers
Block
On April 19, 2016, we entered into a master services agreement with Block, Inc., formerly known as Square, Inc., as subsequently amended (the “Block Agreement”), which includes the commercial terms of our relationship with Block. Pursuant to the terms of the Block Agreement, we have agreed to manage Block’s Cash App, Square Debit Card, and Square Card Canada card issuing programs for Block. On January 31, 2022, Block completed its acquisition of our customer, Afterpay Limited. We have a separate agreement with Afterpay that provides for the commercial terms of our relationship; however, we now aggregate Afterpay as part of our Block business for purposes of financial reporting in this Annual Report on Form 10-K and other filings we make with the SEC.
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
In addition, on March 13, 2021, and as specified in the Block Agreement, we granted Block a warrant to purchase up to 1,100,000 shares of our common stock at an exercise price of $0.01 per share, which is exercisable upon attaining certain milestones relating to Block’s creation of a specified percentage of new cardholders on our platform each year over a three-year period. Block has achieved their warrant milestones and 1,100,000 shares have vested but remain unexercised as of December 31, 2024.

Our Relationships with Issuing Banks and Card Networks
Marqeta works with Card Networks and Issuing Banks to enable card issuance, authorize transactions, and facilitate settlement for our customers’ card programs. Our contractual relationships with Issuing Banks and Card Networks underpin Marqeta’s ability to design and manage customized card programs for our customers.
Relationship and Agreements with Issuing Banks
When our customers engage us to do so, we connect them with an Issuing Bank to act as the BIN sponsor for the customer’s card program and we are responsible for managing compliance with the Issuing Bank’s requirements and Card Network rules. Issuing Banks provide services for these customers that can include, among other things, card issuance, Card Network sponsorship, establishing a line of credit, and creating deposit accounts used to settle transactions. Our contracts with Issuing Banks entitle Marqeta to all of the Interchange Fees generated from our customers’ card programs, which we then share with our customers through Revenue Share payments, and obligate us to pay all Card Network fees as well as certain Issuing Bank fees associated with our customers’ card transactions. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Net Revenue” for the definitions of “Interchange Fees” and “Revenue Share.”

While an Issuing Bank must ultimately approve each card program, Marqeta configures the program design, negotiates key program terms, and selects the Issuing Bank for each customer. Marqeta actively works to find the most appropriate Issuing Bank partner for the potential card program based on the customer’s needs and program design. We pay volume-based and transaction-based fees to the Issuing Banks. The fees are typically structured based on volume tiers; as our processing volumes grow, these fees as a percentage of processing volume decline. These fees are reflected in our costs of revenue.
When our customers engage us for PxM services, we do not manage the customer’s relationships with the Issuing Banks or Card Networks and the customer is responsible for managing compliance with, among other things, the Issuing Bank’s requirements and Card Network rules.
Certain customers engage us for a combination of our MxM and PxM services based on their unique needs. The involvement of our Issuing Banks and the Card Networks in these types of programs will depend on each program’s design.
Sutton Bank
On April 1, 2016, we entered into a prepaid card program manager agreement with Sutton Bank, our largest Issuing Bank partner by processing volume. Under the terms of the agreement, as amended, Sutton Bank, among other things, issues cards and settles payment transactions for Marqeta’s customers’ approved card programs. The agreement provides that we pay Sutton Bank a fee based on a percentage of the value of transactions processed. Under this agreement we are entitled to receive 100% of the Interchange Fees for processing our customers’ card transactions. Our agreement with Sutton Bank requires us to indemnify Sutton Bank for certain losses, subject to specific enumerated exceptions.
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
Agreements with Card Networks
The Card Networks oversee their worldwide payment networks, through which debit, credit, and prepaid card payments are authorized, processed, and settled, and, except as limited by applicable law, set Interchange Fee rates. We currently partner with a number of Card Networks, including Visa, Mastercard, and PULSE, to process our customers’ transactions on our platform.
When engaged by our customers to do so, Marqeta arranges for our customers to use one or more of the available Card Networks. We generally include the standard Card Network fees in the pricing arrangements with these customers, which are reflected in our costs of revenue.
Given our ability to direct the processing volume to specific Card Networks for these customers, we are able to negotiate certain incentive rebates that effectively reduce the overall Card Network fees. With the scale of the transactions we process on behalf of our customers, we believe we can continue to negotiate favorable incentive rebates. However, if these fees increase, our gross margins will decrease.
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

Visa
In 2017, we entered into a strategic alliance framework agreement with Visa. The agreement has been periodically amended. We have also entered into a number of subsequent arrangements with Visa, as governed by the strategic alliance framework agreement, including a card partner agreement, and certain brand agreements. Under these agreements, we have agreed to cooperate with Visa on a number of initiatives, including international expansion, product, marketing, and business development collaboration. The contracts provide Marqeta with tiered incentives based on the processing volume of our customers’ transactions routed through Visa and its affiliated networks. As of February 2023, the parties have entered into an extension of the card partner agreement under the strategic alliance framework agreement for a term of five years. Either party may terminate the agreements under specified circumstances, including upon a material breach that remains uncured for a specified period of time. Visa may also elect to terminate the agreements prior to the natural expiration of the then-current term due to our failure to meet certain performance requirements.
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
•multiple solutions (issuer-processing, banking & money movement);
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
Government Regulation
We are subject, directly, or indirectly through our relationships with our Issuing Banks, customers, or Card Networks, to a number of laws and regulations. The regulatory environment in which we operate is rapidly evolving, and some of the most significant government regulations in the U.S. that impact our business are discussed below. For more information on the risks relating to our regulatory environment, see the section titled “Risk Factors—Risks Relating to Regulation.”
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
Privacy, Data Protection, and Information Security Regulations
We provide services that are subject to various laws and regulations relating to privacy, data protection, and information security, including, among others, the Gramm-Leach-Bliley Act, the EU General Data Protection Regulation, the United Kingdom General Data Protection Regulation, and the California Consumer Protection Act. We maintain privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of certain information.

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
Prepaid, Debit, and Credit Card Regulations
The Durbin Amendment to the Dodd-Frank Act directs the Federal Reserve Board to regulate debit card Interchange Fees so that they are “reasonable and proportional” to the cost incurred by the card issuer with respect to the transaction. We generally work with Issuing Banks that are exempt from the Interchange Fee caps in the Durbin Amendment to provide services for prepaid and debit card programs. We continue to monitor proposed changes to the Durbin Amendment as well as state level regulation of Interchange Fees.
The debit and prepaid card programs that we manage for our customers may be subject to various federal and state laws and regulations, including, but not limited to, the Electronic Fund Transfer Act and its implementing Regulation E, which establishes the basic rights, liabilities, and responsibilities of consumers who use electronic fund transfer services and of financial institutions that offer these services. Regulation E includes requirements specific to consumer prepaid accounts, including certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs, or for person-to-person transfers. These regulations include, among other things, disclosure of fees to the consumer prior to the creation of a prepaid account; liability limits and error-resolution requirements; regulation of prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and the publication of such agreements to the general public.
Similarly, we may directly or indirectly be subject to various federal and state consumer credit protection regimes as a result of our credit platform and relationship with originating Issuing Banks, including, among others:
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
•the Truth-in-Lending Act, as amended by the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, and Regulation Z promulgated thereunder, which require certain disclosures to consumers regarding the terms and conditions of loans, credit cards, and credit transactions;
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
Anti-Money Laundering and Sanctions Compliance
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
Due to our relationships with Issuing Banks that are directly regulated for AML purposes, we have implemented an AML program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. When providing program management services, we design our AML program to meet the requirements of our Issuing Banks. Our programs are also designed to prevent our platform from being used to facilitate activity in violation of applicable sanctions laws and regulations, including conducting business in specified countries or with designated persons or entities, including those on lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control and equivalent foreign authorities. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls to guard against money laundering, terrorist financing, and other illicit activity, including the designation of a compliance officer in the United States and in other jurisdictions to oversee our AML compliance program, and it is designed to assist in managing risk associated with money laundering and terrorist financing.
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
Other
We are subject to examination by our Issuing Banks’ regulators and must comply with certain regulations to which these banks are subject, as applicable. For instance, due to our relationships with certain Issuing Banks and certain customers, we may be subject to indirect supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”), state banking regulators (such as the California Department of Financial Protection and Innovation), the Office of the Comptroller of the Currency, and the Federal Reserve Bank in connection with our platform and certain of our products and services. We are also subject to audit by certain Issuing Banks. As a program manager for the Issuing Banks we work with, we are subject to the Issuing Banks’ risk management standards for third-party relationships in accordance with supervisory guidance and examination by certain federal banking agencies. Further, certain of our customers are financial institutions or non-bank regulated entities and, as a result, we may be indirectly subject to examination and obligated to assist those customers in complying with certain regulations to which they are subject or with responses to audits of such customers.
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
Privacy and Data Protection
Privacy and data protection is a shared responsibility amongst all our employees. To support this effort, Marqeta maintains a dedicated Privacy team that is responsible for the development, implementation, and oversight of a global privacy program and strategy.
In addition to privacy-specific policies, standards, and related governance, Marqeta’s Privacy team has developed a set of internal Privacy Principles to guide our collection and management of personal data in a manner that is intended to be compliant with applicable law. Marqeta employees are also required to undertake privacy training at hire and on a yearly basis. These controls are supplemented by ongoing privacy risk assessments and periodic auditing.
We also maintain a number of external and internal-facing privacy notices that describe how we collect and manage the personal data entrusted to us, including personal data provided by our customers, website visitors, employees, and applicants.
Our Employees and Human Capital Resources
As of December 31, 2024, we had a total of 854 employees and we supplement our workforce with contractors and consultants. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and prospective employees.
Corporate Information
We were incorporated in 2010 under the name Marqeta, Inc. as a Delaware corporation. We completed our initial public offering (“IPO”) in June 2021 and our Class A common stock is listed on the Nasdaq Global Select Market (“Nasdaq”), under the symbol “MQ.” Our principal executive offices are located at 180 Grand Avenue, 6th Floor, Oakland, CA 94612, and our telephone number is (510) 671-5437.
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
•Our results fluctuate significantly and may not fully reflect the underlying performance of our business, making it difficult to accurately forecast future results. If we fail to meet the expectations of financial analysts or investors, our stock price and the value of your investment could decline.
•We rely on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected.
•If our credit platform or other credit programs are inaccurate, do not perform as intended, or lack sufficient capacity to meet demand, our business may be adversely affected.
•Litigation, disputes, regulatory actions, and government or legal investigations could be costly and time-consuming to defend, and our business may be adversely affected by our involvement or the outcome of such litigation, disputes, actions, or investigations.
•Our business is subject to regulation and oversight in a variety of areas, directly and indirectly through our relationships with customers, Issuing Banks, and Card Networks, which regulations are subject to change and to uncertain interpretation. Compliance with such laws and regulations could result in additional costs and any failure to comply could materially harm our business and financial condition.
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
While we have experienced rapid net revenue growth in prior periods, our net revenue decreased in the year ended December 31, 2024. The decrease in net revenue was primarily driven by the August 2023 Block Amendment which allowed for reduced pricing and impacted the revenue presentation for the Cash App program as fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume are recorded as a reduction to the revenue earned from the Cash App program within Net revenue effective as of July 1, 2023. In prior periods, these costs were included within Costs of revenue. Our total net revenue was $507.0 million, $676.2 million, and $748.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, a decrease of 25% and a decrease of 10% from the prior years, respectively. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
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
•diversify our customer base;
•maintain and grow our network of vendors, Issuing Banks, and Card Networks;
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
We have also historically experienced significant growth in the number of customers using our platform, the number of card programs and solutions we manage for our customers, and TPV on our platform. Our TPV was $291.1 billion, $222.3 billion, and $166.3 billion for the years ended December 31, 2024, 2023, and 2022, respectively, an increase of 31% and 34% from the prior years, respectively.
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
If we are unable to attract new customers, retain existing customers on favorable terms, grow and develop those relationships, and expand our platform in a way that serves the needs of these customers to drive increased processing volumes, our business, results of operations, financial condition, and future prospects would be adversely affected. There are a number of factors that affect our ability to attract new customers and retain existing customers, many of which are outside of our control and are difficult to predict, including, but not limited to changing levels of regulatory scrutiny over banks that sponsor financial technology programs and the risk factors included in this section.

While historically our customers generally have not been subject to material minimum volume commitments under their contracts and have not had material contractual obligations to continue using our platform, products, or services, we increasingly require contractual obligations related to exclusivity and preferred provider status related to our products and services. Accordingly, our legacy customers that do not have these contractual obligations may have, or may enter into in the future, similar agreements with our competitors, which could adversely affect our ability to drive the processing volume and revenue growth that we seek to achieve. Some of our customer contracts provide for a termination clause that allows our customers to terminate their contract at any time following a limited notice period.
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
A small number of customers account for a large percentage of our net revenue. As discussed further in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the years ended December 31, 2024, 2023, and 2022, Block accounted for 47%, 68%, and 71% of our net revenue, respectively.
The net revenue from Block decreased over the second half of 2023 and through 2024 as a percentage of our total net revenue, due to the terms of the August 2023 Block Amendment coupled with growth in other customers. We renewed the Block Agreement in August and November 2023, and the current term for both the Cash App and Square Debit Card programs expires in June 2028. The Block Agreement automatically renews thereafter for successive one-year periods. The August 2023 Block Amendment provides that Block is responsible for defining and managing the Cash App program with respect to the primary Card Network going forward.

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
We have incurred significant net losses since our inception, except for the year ended December 31, 2024. For the year ended December 31, 2024, we had net income of $27.3 million, which was primarily due to the forfeiture of the Executive Chairman Long-Term Incentive Award. We had net losses of $223.0 million and $184.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024 and December 31, 2023, our accumulated deficit was approximately $797.9 million and $825.2 million, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve profitability. We anticipate our operating expenses to continue to increase in the foreseeable future as we hire additional personnel, adjust compensation packages to hire new or retain existing employees, expand our operations and infrastructure, and continue to enhance and expand our platform, products, and services. These initiatives may be more costly than we expect and may not result in increased net revenue. Further as we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate.
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
Our results fluctuate significantly and may not fully reflect the underlying performance of our business, making it difficult to accurately forecast future results. If our results fail to meet the expectations of financial analysts or investors, our stock price and the value of your investment could decline.
Our results of operations for a given period may not fully reflect the underlying performance of our business and fluctuate as a result of a number of factors, many of which are outside of our control and are difficult to predict, including, but not limited to the risk factors included in this section. You should not rely on our past results as an indicator of our future performance. If our results of operations or other operating metrics fall short of the expectations of investors and financial analysts, the trading price of our Class A common stock could be adversely affected and the value of your investment could decline.
Forecasting our future results of operations is challenging because of such fluctuations and because our net revenue depends in part on our customers’ end users. Additionally, forecasting our performance can be impacted by a number of factors that are difficult to predict or control including, but not limited to, customer renewals, volume migration, and performance of new customers. As customers scale and become more sophisticated, they may seek to diversify, which could impact our renewal economics and our share of the processing volume. New customer performance is difficult to predict as there is a large spectrum of potential outcomes from very successful, hypergrowth customers to customers that never launch, and these outcomes are largely out of our control.
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

Accordingly, we have in the past and may in the future be unable to prepare accurate internal financial forecasts, and our results of operations in future reporting periods has and may differ materially from our estimates and forecasts or the expectations of investors or financial analysts, causing our business to suffer and our Class A common stock trading price to decline.
We rely on our relationships with Issuing Banks and Card Networks, and if we are unable to maintain these relationships, our business may be adversely affected.
We rely on our relationships with Issuing Banks and Card Networks to provide certain services in connection with our platform, products, and services. We have in the past and may in the future pay certain amounts in association with these relationships, regardless of whether we were compelled to under law or contract. In addition, we have in the past and may in the future have disagreements with Issuing Banks and Card Networks. If we are unable to maintain the quality of these relationships or fail to comply with our related contractual requirements, our business would be adversely affected.
A significant portion of our payment transactions are settled through a small number of Issuing Banks. For the years ended December 31, 2024, 2023, and 2022, 70%, 76%, and 82%, respectively, of TPV was settled through one Issuing Bank, Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to settle our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the other Issuing Banks with which we currently contract. Switching processing volume to another Issuing Bank would take time and could result in additional costs or loss of revenue or customers, which may adversely affect our business.
We also have agreements with Card Networks that, among other things, provide us certain monetary incentives based on the processing volume of our customers’ transactions routed through the respective Card Network. The timing and extent of amendments or new contracts related to our volume incentive arrangements with Card Networks could result in incentive payments that are recorded in a current period and based on volume processed in a prior period. We currently include Card Network fees in the pricing arrangements with the majority of our customers who engage us to arrange their use of one of more of the Card Networks. If these customers were to manage the relationship with the Card Networks directly, our reported net revenue may decrease. For example, the August 2023 Block Amendment provides that Block will be responsible for defining and managing the Cash App program with respect to the primary Card Network going forward which has the effect of reducing reported net revenue.
We intend to continue expanding and deepening our relationships with Issuing Banks and Card Networks. Diversifying these contractual relationships and operations increases the complexity of our operations and has lead and may continue to lead to increased costs. The Issuing Banks and Card Networks we work with may fail to process transactions, breach their agreements with us, or refuse to renew or renegotiate our agreements with them on terms that are favorable, commercially reasonable, or at all. They might also take actions that could degrade the functionality of our platform, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own. If we are unsuccessful in establishing, renegotiating, or maintaining relationships with Issuing Banks or Card Networks, our business may be adversely affected.
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

Our platform is designed to process a high number of transactions and deliver reports and other information related to those transactions at high processing speeds. We have in the past and may in the future experience errors, inaccuracies, or omissions in our processing, reconciling, or reporting of transactions. The risk of performance issues has increased in recent periods due to the significant increase in our TPV and increases further with new product launches and geographical expansion. We release regular updates to our platform, which have in the past contained, and may in the future contain, undetected errors, failures, and bugs. Any platform performance issues could lead to claims by customers, vendors, Card Networks, Issuing Banks, or other third parties, or other claims, regulatory fines, or proceedings. It could also damage ours and our customers’ businesses and, in turn, hurt our brand and reputation.
The performance, availability, and connectivity of the data centers, cloud-based solutions, and other third parties that provide computing and storage infrastructure for our platform are outside of our control. If any of these infrastructure providers fail to provide sufficient capacity to support our platform or otherwise experience service outages, we may experience interruptions in our ability to operate our platform and our business could be adversely affected. We have experienced, and expect to continue to periodically experience, outages of the services provided by these providers.
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
Any real or perceived improper or unauthorized use of, disclosure of, or access to our or our customers’ and other third parties’ confidential, proprietary, or sensitive data, including by cyberattacks, security breaches or incidents, or employee or other misconduct, could expose us to liability and damage our reputation.
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
We use vendors to perform certain services for us, in some cases involving management or other processing of sensitive data, and these vendors face similar security threats to the confidentiality, security, and integrity of their systems and the data they process for us. Unauthorized parties have attempted and will continue to attempt to gain access to our platform, systems, or facilities, and those of our customers, vendors, and other third parties with which we do business using a variety of methods such as cloud account takeover attacks, software lifecycle compromise, denial-of-service attacks, phishing attacks and other forms of social engineering, and ransomware and other malicious code.
We have incorporated and may continue to incorporate artificial intelligence (“AI”) solutions and features (including AI solutions utilizing generative AI) into our platform and other aspects of our business and operations. The use of AI solutions and features in our business may increase or create additional cybersecurity risks, including risks of security breaches, data leaks, and other incidents.

Also, due to political uncertainty and military actions associated with geopolitical tensions, we and the third parties we work with are vulnerable to heightened risks of security breaches and incidents.
Any attempted, perceived or actual breach or incident could disrupt our systems and other aspects of our operations, result in unauthorized or unlawful access to or loss, modification, unavailability, misuse, or other unauthorized processing of ours and our employees’ data and the data of third parties with which we work, have a significant impact on our reputation as a trusted brand, and expose us to legal risk and potential liability, and costs associated with remediation. Further, if there is a breach impacting payment card information that we store, process, or transmit or that is stored, processed, or transmitted by our customers or other third parties that we do business with, we could be liable to the Issuing Banks or our customers for certain of their costs and expenses, in addition to the potential for fines, penalties, and other liabilities.
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
In fiscal 2024, we announced new technologies, including portfolio migration, UX Toolkit, and the development of Marqeta Flex. Net revenue growth attributed to these new technologies is dependent on increasing the number of existing customers or new customers who use our platform and these capabilities. Failure to scale these technologies, a competitive market, or failure to bring Marqeta Flex to market could adversely affect our business and financial results.
We may introduce other new products, technologies, or business opportunities in the future. Our failure to accurately predict the demand or growth of new products, technologies, or businesses could have a material and adverse effect on our business, results of operations, financial condition, and future prospects. New products, technologies, and businesses are inherently risky, due to, among other things, risks associated with: the product, technology, or business not working, or not working as expected; customer acceptance; technological outages or failures; increased regulatory scrutiny; and the failure to meet customer expectations. As a result of these risks related to new products and technologies, we could experience increased claims, reputational damage, or other adverse effects, which could be material. In addition, our investment in new products, technologies, and businesses and making changes or updates to our platform may either be insufficient or result in expenses that exceed the revenue actually generated from these new products, technologies, or businesses.
If our credit platform or other credit programs are inaccurate, do not perform as intended, or lack sufficient capacity to meet demand, our business may be adversely affected.
We acquired Power Finance in the first quarter of 2023 and released our credit card issuing capabilities publicly in October 2023. Net revenue growth attributed to credit card issuing is dependent on increasing the number of existing customers or new customers who use our credit card issuing capabilities. We have limited experience administering our credit card issuing platform, and failure to scale due to our limited experience or a competitive market could adversely affect our business and financial results.
The success of our credit issuing capabilities and other credit programs also depends on our ability to effectively manage related risks for us and our Issuing Banks. While the Issuing Banks or other third parties we work with bear the credit risk, in some cases they rely on our credit decisioning engine and managed services to underwrite and/or to otherwise support the management of credit card programs in accordance with their credit policies. Our current and future efforts and the efforts of our Issuing Banks and other partners to expand the capacity of our Issuing Banks and mitigate risk to our credit issuing capabilities and other credit programs may not be successful. Numerous factors, many of which are outside of our control, can adversely affect the evaluation of credit risk. The information we use in processing credit transactions may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. If a fraudulent applicant is approved based on our credit risk model, we may be liable for the losses incurred by the Issuing Bank, which could adversely affect our business and results of operations.

There may be risks that exist, or that develop in the future, including market risks, interest rate risks, economic risks, and other external events, that we have not appropriately anticipated, identified, or mitigated that would impact our Issuing Banks or our ability to support credit products. If our credit risk tools do not effectively and accurately model the credit risk of potential cards issued by our Issuing Banks, greater than expected losses may result on such card programs and, as a result, our customers may stop marketing their card programs, potential customers may be less likely to initiate card programs, and Issuing Banks may stop using our platform for credit card issuing. Further, if our platform does not operate as intended or is inaccurate, it may be alleged that we and/or our Issuing Banks have failed to comply with applicable laws and regulations, we and/or our Issuing Banks may be subject to litigation or regulatory investigations or other proceedings, we and/or our Issuing Banks may have to pay fines and penalties or become subject to civil or criminal liability or have additional obligations or restrictions imposed upon our respective businesses, and our customer relationships and reputation may be adversely affected, which could have a material adverse effect on our business, results of operations, and financial condition.
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
It is also important for us to implement tools to support the operational efficiency of our platform. For example, in the past year AI solutions have emerged as an opportunity for us, our customers, our vendors, and other third parties to innovate more quickly and efficiently and better serve our customers. Rapid adoption and novel uses of AI may, however, introduce unique and unpredictable security risks to our systems and platform, products, and services.
Our business could be adversely affected if we are not successful in developing modifications, enhancements, and improvements, in bringing them to market quickly or cost-effectively, or at modifying our platform to remain compliant with applicable legal and regulatory requirements. Our business could also be harmed if we experience unintended consequences with the enhancements we provide or use.
Issues relating to our use of AI technologies, including generative and agentic AI, combined with an uncertain legal and regulatory environment, could materially and adversely affect our business, financial condition, and results of operations.

We have incorporated and may continue to incorporate AI solutions and features into our platform or other offerings, and otherwise within our business, and these solutions and features may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits from AI and we may fail to properly develop, implement or market our AI solutions and features or to do so in a cost-effective manner. Additionally, we may fail to offer the AI solutions and features that our customers and potential customers expect or adopt. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, and adversely affect our results of operations. Additionally, our AI solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if AI models used in our products or other offerings are incorrectly designed, the data we use to train them is incomplete or inadequate, the outputs (including any analysis or recommendations) are or are deemed to be inaccurate or discriminatory, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI solutions and features, as well as our reputation, could suffer or we could incur liability through the violation of contractual or regulatory obligations.
The legal, regulatory, and policy environments around AI are evolving rapidly. For example, the EU AI Act, which achieved approval by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, will impose obligations on providers and users of AI technologies. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation imposing obligations in connection with the development or use of, or otherwise regulating, AI technologies. U.S. and state-specific regulatory bodies have also issued advisories on the use of AI technologies and will likely step up their oversight and enforcement of these technologies. Other countries also are contemplating laws regulating AI and machine learning technologies. We may become subject to new legal and other obligations in connection with our use of AI, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
We may continue to expand operations internationally where we have limited operating experience and may be subject to increased business, economic, and regulatory risks that could adversely impact our operations and financial results.
We have offices in the United States, Poland, and the United Kingdom (“U.K.”), and legal entities in various other global jurisdictions, and we may pursue further international expansion of our business in new international markets where we have limited or no experience in marketing, selling, employing personnel, and deploying our platform, products, and services. Managing international operations requires us to comply with new regulatory frameworks, additional regulatory hurdles, and implement additional resources and controls. Our business model may not be successful or have the same traction outside the United States. International expansion subjects our business to additional risks, including:
•failure to anticipate competitive conditions and competition with market players that have greater experience in the local markets than we do or that have pre-existing relationships with potential customers and investors in those markets;
•conforming our platform with applicable business customs and languages;
•increased costs and difficulty in protecting intellectual property and sensitive data, including compliance with data residency requirements or commitments;
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
•risks related to government regulations in and related to foreign jurisdictions, including compliance with multiple, potentially conflicting, and changing laws, regulations, and industry standards, and related penalties or fines for non-compliance;
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
We contract with Issuing Banks to settle funds on behalf of our customers on a daily basis for a variety of transaction types. We are and will continue to be subject to the risk of losses relating to the day-to-day settlement of payment transactions, including with respect to pre-funding, ACH processing errors or delays, and chargeback requests as well as human or processing error. If transactions or settlement reconciliations are not performed timely or accurately due to human or other processing error, we could incur losses.
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
Additionally, if the Issuing Banks we work with do not receive and submit ACH return files from us on time to the Federal Reserve Bank, the originating depository financial institution that sent the original ACH payment is not required to return the funds to the customer account at the Issuing Bank. We have in the past and may in the future be responsible for delays or errors in processing ACH return files, in which case we bear responsibility for the funds that should have been returned to the customer account and may suffer financial losses.
In addition, when a chargeback request is approved, the purchase price of the transaction is refunded to the customer’s end user’s account through our platform. If we do not properly process the chargeback, the customer may request that we fund the refunded amount to their end user. We have in the past, and may in the future, incur costs relating to transactions exceeding customer pre-funding and the improper processing of ACH files and chargeback requests. The costs we incur related to our settlement obligations may adversely affect our business and financial condition.
We may incur losses relating to illegal and fraudulent activity on our platform.
Our resources, technologies, and fraud prevention tools may be insufficient to accurately detect and prevent fraud on our platform. We have programs to vet and monitor our potential customers and the transactions we process for them, but such programs may not be effective in detecting and preventing fraud or illegitimate transactions. Illegitimate transactions or illegal activities such as money laundering or terrorist funding can expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our Issuing Banks and other counterparties, which may cause us to be in breach of our obligations.
The techniques used to perpetrate fraud are continually evolving, and we expend considerable resources to continue to monitor and combat them. Criminals may commit fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, check fraud, “skimming,” counterfeit payment cards, and stolen cards or card account numbers. Fraud or theft involving cards issued through our platform or as a result of actions by our employees or contractors could result in financial losses, civil or criminal liability, reputational damage, harm to our business, or increasing costs related to remediation or more rigorous compliance obligations. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, or other operating losses, all of which could have a material adverse effect on our business, results of operations, and financial condition.

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
A number of our employees are foreign nationals who rely on work authorization provided to them by the U.S. federal government. In recent years, the United States has increased the level of scrutiny in work authorization immigration status. We may experience additional complications hiring and retaining qualified personnel who rely on such immigration status to lawfully work with our Company, as compliance with new or changing U.S. immigration and labor laws could restrain our ability to retain and attract qualified personnel.
In addition, we anticipate potential impacts to foreign national employees’ ability to travel for either business or personal reasons due to longer vetting times at the U.S. border for all individuals entering the United States. We also anticipate potential impacts to foreign national employees’ ability to obtain new or renewed visas abroad, which are required in most circumstances to re-enter the United States. These processes could cause delays in employees’ ability to return to work in the event of travel.
Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the value of our equity awards continues to decline or does not improve, it may impair our ability to recruit and retain highly skilled employees. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be adversely affected.
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
We intend to continue to make investments to support our business and may require additional funds. Despite having $1.1 billion in cash and highly liquid short-term investments on our balance sheet, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, improve our infrastructure, or acquire complementary businesses, technologies, services, products, and other assets. In addition, we are using a portion of our cash to satisfy tax withholding and remittance obligations related to the vesting of Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) as well as to effect share repurchases. See the section titled “Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—We cannot guarantee that our share repurchase program will enhance long-term stockholder value. Share repurchases could also affect the trading price of our stock and may reduce working capital” for additional information regarding our share repurchase programs. Accordingly, we may need to engage in equity or debt financings to secure additional funds.

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
We have in the past and may in the future acquire or invest in businesses, products, or technologies that we believe could complement our platform, products, and services, expand our geographic reach or customer base, or otherwise offer growth opportunities. For example, we acquired Power Finance Inc. in February 2023 and we intend to complete the acquisition of the TransactPay business of Neptune International Ltd in 2025. The identification, pursuit, evaluation, and negotiation of potential strategic transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately consummated. Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures or require us to make adjustments to our or the acquired company's business models. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities or successfully integrating the acquired personnel, operations, and technologies, or effectively scaling and managing the combined business following the acquisition.
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
In the ordinary course of business, we have been, are currently, and in the future may be, involved in litigation or disputes. We have also received and may in the future receive, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations. Such claims, disputes, lawsuits, proceedings, and investigations could involve matters relating to employment, wage and hour, commercial, antitrust, securities, the duties of officers or directors, regulatory compliance, and other matters. The number and significance of litigation, regulatory, and government or legal investigation matters and disputes has increased and may continue to increase as our business expands. We also had in the past, have currently, and may have in the future indemnification obligations as a result of our contracts with customers and other counterparties that may require us to reimburse or pay for damages, fees, or other expenses associated with claims, lawsuits, proceedings, and investigations such customers and other counterparties face.
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
We depend on services from various third-party vendors to provide our products and services. Any disruptions in these services, including as a result of actions outside of our control, could significantly impact the continued performance of our platform.
We conduct vendor due diligence and manage such vendors using a risk-based approach intended to determine if relevant vendors have the ability, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report to us any suspected breach of their security measures that may affect our business. If we are unable to timely and accurately identify at-risk vendors or if a service provider fails to properly safeguard our data or intellectual property, fails to meet contractual requirements (including compliance with applicable laws and regulations), suffers a cyberattack, security breach or incident, or other system outage or interruption, or terminates its contract with us, we could be subject to claims from customers or other third parties or regulatory enforcement actions, and such incidents may also put information we process at risk which could in turn adversely affect our business, reputation, financial condition, or results of operations.
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
Our agreements with Issuing Banks, Card Networks, customers, vendors, lessors, and other third parties include indemnification provisions under which we agree to indemnify them for losses or expenses suffered or incurred in certain circumstances, including, for example, in relation to claims arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. Some of these agreements provide for uncapped liability for indemnification claims and some indemnity provisions survive termination or expiration of the applicable agreement. In some cases, we have in the past and could continue to be exposed to liability or indemnification claims from our customers, Card Networks, or Issuing Banks in connection with the services we provide. Large payments to customers, Card Networks, or Issuing Banks could harm our business, results of operations, and financial condition. Any dispute with a customer, Card Network, or Issuing Bank with respect to these obligations could have adverse effects on our relationship with that counterparty and other existing or prospective customers, Card Networks, or Issuing Banks, and harm our business and results of operations. Further, although we carry insurance, our liability insurance may not cover all potential claims made against us or be sufficient to cover us for all liability that may be imposed, and any such coverage may not continue to be available to us on acceptable terms or at all.
If our estimates or judgments relating to our accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates in part on historical experience, market observable inputs, if available, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements include, but are not limited to, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the estimation of contingent liabilities, the fair value of equity awards and warrants, share-based compensation, the estimation of variable consideration in contracts with customers, the reserve for contract contingencies and processing errors, the estimation of network incentives, and valuation of income taxes.
In addition, we have been and may continue to be involved in various lawsuits, claims, and proceedings that arise in the ordinary course of business. We record a liability for these when we believe it is probable that we have incurred a loss, and that we can reasonably estimate the loss. We regularly evaluate current information to determine whether we should adjust a recorded liability or record a new one. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the Consolidated Financial Statements. Judgment is required to determine both the probability and the estimated amount.
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

Risks Relating to Regulation
Our business is subject to regulation and oversight in a variety of areas, directly and indirectly through our relationships with customers, Issuing Banks, and Card Networks, which regulations are subject to change and to uncertain interpretation. Compliance with such laws and regulations could result in additional costs and any failure to comply could materially harm our business and financial condition.
We, our customers, our vendors, and other third parties we do business with are subject to a wide variety of laws, regulations, and industry standards, including supervision and examination with respect to the foregoing by multiple authorities and governing bodies and in multiple countries, which govern numerous areas important to our business.
While we currently operate our business in an effort to ensure our business itself is not subject to the same level of regulation or licensing as the Issuing Banks and Card Networks that we contract with, Issuing Banks and Card Networks operate in a highly regulated environment, and there is a risk that those regulations could become directly applicable to or directly impact us. We have structured our business in a manner reasonably designed to comply with applicable laws and regulations, including, but not limited to, applicable laws relating to money laundering, sanctions, consumer protection, and money transmission services; however, it is possible that a relevant regulator may disagree, which could expose us to penalties and/or censure. If a relevant regulator disagreed with our analysis of, and compliance with, applicable laws, we may be required to seek licenses, authorizations, or approvals from those regulators, which may be dependent on us meeting certain capital and other requirements, and may subject us to additional regulation and oversight, all of which could significantly increase our operating costs.
As a program manager, we are responsible for aligning compliance with Issuing Bank requirements and Card Network rules, and we help create card programs for our customers designed to comply with applicable legal and regulatory requirements. In some cases, we have in the past and could continue to be exposed to liability or indemnification claims from our customers or other third parties in connection with the services we provide.
We are directly, and indirectly through our contractual relationships with customers, Issuing Banks, and Card Networks, subject to regulation in areas which may include, but are not limited to, privacy, data protection and information security, global sanctions regimes and export controls, and anti-bribery, and those relating to payments services (such as payment processing and settlement services), AI, consumer protection, AML, and escheatment, as well as compliance with industry standards, such as PCI DSS.
As our business and platform continue to develop and expand, we continue to become subject to additional laws, rules, regulations, and industry standards, including possible additional examination and supervision, in the United States and internationally. For example, in Canada, the Retail Payment Activities Act (the “RPAA”) will subject payment service providers (“PSPs”), including a Marqeta subsidiary, to supervision by the Bank of Canada. One of our subsidiaries submitted an application for registration under the RPAA in November 2024, and we and other PSPs must establish, implement, and maintain a risk management and incident response framework that complies with the RPAA by September 8, 2025. New or expanded regulation or changes in interpretation or enforcement of existing regulations may have an adverse effect on our business, results of operations, and financial condition due to increased compliance costs and new restrictions affecting the offering of our platform, products and services.
We may not be able to respond quickly or effectively to, or accurately predict the scope or applicability of, regulatory, legislative, or other developments, which may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. For example, regulatory scrutiny over banks that sponsor financial technology programs increased in fiscal 2024, and the heightened regulatory environment contributed to the Issuing Banks we work with focusing more on maintaining existing programs than launching new programs with us. As a result, we launched fewer programs than projected in fiscal 2024, adversely affecting our results of operations and business.
In addition, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or criminal or civil complaints or sanctions, all of which may have an adverse effect on our reputation, business, results of operations, and financial condition.

As a result of our business relationships, we may also be subject to direct or indirect supervision and examination by various authorities. The CFPB, for example, has indicated it has dormant authority to examine certain companies whose services may pose risk to consumers, which may include our company. The Board of Governors of the Federal Reserve System, the FDIC, and the Office of the Comptroller of the Currency (the “Federal Banking Agencies”) have also issued a growing number of enforcement actions in connection with partnerships between banks and financial technology companies in recent years. The Federal Banking Agencies have also published interagency guidance for banks to develop and implement risk management practices for these arrangements, which clarifies supervisory expectations for banks to oversee the third parties with whom they partner. With respect to payment activities, including card issuing, the Federal Banking Agencies have indicated that they may further clarify their supervisory expectations. Accordingly, as a program manager for Issuing Banks, we are subject to the Issuing Banks’ risk management standards for third-party relationships in accordance with supervisory guidance and examination by the Federal Banking Agencies. Should we or the Issuing Banks with whom we work be unable to satisfy these standards, we may have to discontinue certain programs or relationships or be unable to onboard new customers or products to the Issuing Banks, and, it is also possible that regulators could hold us or our customers responsible for actual or perceived deficiencies in connection with our arrangements with Issuing Banks, and our business, financial condition, and results of operations may be adversely affected.
New or changing laws or regulations could require us to incur significant expenses and devote significant management attention to ensure compliance and could also prompt our Issuing Banks to alter their dealings with us in ways that may have adverse consequences for our business. In addition, increased supervisory scrutiny has in the past contributed to, and may in the future contribute to, the Issuing Banks with whom we currently have relationships reassessing the details of their arrangement with us and may deter new Issuing Banks from establishing a relationship with us or have other adverse impacts upon our business.
Further, while we do not handle or interact with cryptocurrency and we only process transactions on our platform in fiat currencies, certain cryptocurrency businesses use our platform to provide card products to their customers and end users. The regulation of cryptocurrency is rapidly evolving and varies significantly among jurisdictions and is subject to substantial uncertainty. Various legislative and executive bodies in the United States and other countries may adopt laws, regulations, or guidance, or take other actions, which may impact our Issuing Banks and restrain the growth of cryptocurrency businesses and in turn impact the net revenue associated with our cryptocurrency business customers.
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
Laws, regulations, and industry standards related to privacy and data governance, and our actual or perceived failure to comply with such obligations, could adversely affect our business and financial results.
As we operate and expand our business, we process and manage a significant amount of personal data that increasingly subjects us to global laws and regulations governing the collection, use, disclosure, and other processing of that information and security measures with regard to that information. Governmental bodies and industry organizations in the United States and abroad have adopted, or are considering adopting, laws and regulations governing the use of, and requiring safeguarding of, personal data. We also are and may become subject to contractual obligations relating to privacy, data protection, and information security.

For example, we are subject to the California Consumer Privacy Act (as amended, including by the California Privacy Rights Act, the “CCPA”), which imposes significant restrictions on the collection, processing, and disclosure of personal data, including imposing increased penalties related to data privacy incidents. Other U.S. states have also passed or are considering privacy legislation, including omnibus privacy legislation similar to the CCPA, and industry organizations regularly adopt and advocate for new standards in these areas. We are also subject to U.S. federal legislation such as the Gramm-Leach-Bliley Act and regulatory oversight in this area, including by the CFPB which has shown an increased interest in the governance of personal data.
As we continue to operate and expand internationally, we are also subject to, and will continue to be subject to, international privacy laws including but not limited to the EU’s General Data Protection Regulation (“GDPR”), the U.K. GDPR, and local privacy and data protection legislation in EU member states, as well as laws within Canada, including the Personal Information Protection and Electronic Documents Act and local provincial legislation.
In addition, other global laws, rules, and regulations related to data governance may impact our current and future operations. This includes, for example, regulations relating to cybersecurity, such as Europe’s Digital Operational Resilience Act, U.S. federal and state-specific data broker legislation, and laws, regulations, and advisory opinions pertaining to the development and use of AI.
Current or future laws, regulations, contractual obligations, and industry standards or other frameworks relating to privacy and data governance may impose, or be asserted to impose, requirements that are inconsistent with our practices or the operation of our products and services. As a result, these requirements may require us to modify our policies and practices and may otherwise adversely affect our business.
While we continue to monitor and assess the evolving regulatory landscape in the context of our business and our products and services, this area is rapidly evolving and may be subject to uncertainty as well as varying interpretations of relevant requirements. Although we have incurred and expect to continue to incur substantial expense in complying with certain new and evolving privacy and data governance laws and frameworks, we may not be successful in our efforts to achieve and maintain compliance. Additionally, our interpretation and applications of relevant requirements may be inconsistent with the interpretation and application of these requirements by relevant authorities and regulatory bodies. If we fail or are alleged to have failed to comply with any of these laws, regulations, frameworks, or other actual or asserted obligations, we may be subject to regulatory investigations, enforcement actions, and other proceedings, civil litigation, claims, and demands, and fines and other penalties, all of which may result in additional cost and liability to us, damage our reputation, and adversely affect our business.
We may also be required to make additional or significant changes to our policies and business operations, such as modifying products and services or our data processing practices or policies, or otherwise restricting our operations, which we may be unable to complete in a commercially reasonable manner or at all, and our potential liability in connection with our actual or alleged non-compliance with laws, regulations, contractual obligations, and frameworks may increase, all of which could have a material adverse effect on our business, results of operations, and financial condition.
We may from time to time make representations regarding our practices and controls related to privacy, our processing of personal data, and related matters, such as our security measures including but not limited to within our public-facing privacy notices. We may at times fail, or be alleged to have failed, to comply with these representations. Any actual or alleged failure to comply with these representations, or any such representations being, or alleged to be, deceptive or misrepresentative, may result in regulatory investigations, enforcement actions, and other proceedings, civil litigation, claims, and demands, and fines and other penalties and liabilities, all of which may result in additional cost and liability to us, damage our reputation, and adversely affect our business.

A portion of our net revenue is derived from Interchange Fees and changes in Interchange Fees or Interchange Fee regulation could adversely affect our business, results of operations, and financial condition.
A portion of our net revenue is derived from Interchange Fees and the amount of Interchange Fees we earn is highly dependent on the interchange rates that the Card Networks set and adjust. Interchange Fees and assessments are subject to change from time to time by the Card Networks and due to government regulation. Interchange Fees have historically been, and continue be, the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry in the United States and internationally. For example, in the United States, the Durbin Amendment may restrict or otherwise impact the way we do business or limit our ability to charge certain fees to customers. Issuing Banks that are exempt from the Interchange Fee restrictions in the Durbin Amendment are able to access higher interchange rates on debit and prepaid card transactions. As a result, to maximize our Interchange Fees in the United States, we generally only contract with Issuing Banks that are subject to this exemption from the Durbin Amendment when we provide services for debit and prepaid card programs. While these Issuing Banks are currently exempt from the limitations on debit and prepaid card Interchange Fees, and we expect them to continue to be exempt, we can offer no assurance or guarantee that they will remain exempt, and various events outside our control may cause these Issuing Banks to become subject to the interchange fee limits under the Durbin Amendment. In addition, new laws or regulations related to interchange fees may be enacted. For example, Illinois passed the Interchange Fee Prohibition Act (“IFPA”), which prohibits the collection of debit and credit card interchange fees in Illinois for the portion of a card transaction that is attributable to sales taxes, excise taxes and gratuities if the merchant informs the acquiring bank of the amount of these taxes and gratuities. The IFPA is expected to be effective on July 1, 2025, pending ongoing litigation. While any potential reduction in our revenue from the new law in Illinois is not expected to be material, if any additional legislation regulating Interchange Fees is enacted in other jurisdictions, then the portion of our net revenue derived from Interchange Fees may be adversely affected. Further, complying with a patchwork of state laws governing Interchange Fees may create compliance burdens for our Issuing Banks and us, which may adversely affect our business, financial condition, and results of operations.
Changes to the rules or practices set by Card Networks or our failure to comply with their rules and practices could adversely affect our business.
We are required to comply with the rules set by the Card Networks. The termination of the card association registrations held by us or any of our Issuing Banks or any changes to these Card Network rules or their interpretation could have a significant impact on our business and financial condition. If we fail to make required changes or otherwise resolve an issue with the Card Networks, the Card Networks could charge us additional fees. We have been charged such additional fees in the past, and expect to continue to be charged such fees in the future as Card Network rules change. These additional fees are considered costs of revenue. If we fail to comply with such Card Network rules, we could also be fined and our registrations or certifications could be suspended or terminated which could limit our ability to process transactions and could have a material adverse effect on our business and results of operations.
We are subject to anti-money laundering, anti-bribery and corruption (“AB&C”), sanctions, and similar laws, and non-compliance with such laws and regulations can subject us to criminal penalties or significant fines, adversely affect our business and reputation, or have other adverse consequences for us.
We can be held liable under AML, AB&C, sanctions, and similar laws for the corrupt or illegal activities of our third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not authorize such activities. While we have programs and controls designed to comply with applicable AML, AB&C, and sanctions laws and regulations, we cannot guarantee that our programs and controls will be effective in ensuring compliance and that none of our third-party intermediaries or employees, representatives, contractors, partners, and agents will take actions in violation of those controls and laws. Ours or these third parties’ failure to comply with these laws and regulations could result in a breach and/or termination of our agreements with Issuing Banks and customers and/or fines or penalties by governmental agencies, which would have a material adverse effect on our business, results of operations, and financial condition.

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
In 2023, we identified a material weakness related to the accounting for our acquisition of Power Finance, and a material weakness related to information technology general controls. While management deems these material weaknesses remediated as of the date of the filing of this Annual Report on Form 10-K, and no further material weaknesses in our disclosure controls or controls over financial reporting were identified in 2024, we could identify additional material weaknesses in the future.
The process of designing and implementing effective internal controls and disclosure controls is a continuous effort. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including technology- and accounting-related costs and significant management oversight. If any of our controls and systems do not perform as expected, we may experience material weaknesses. In addition, testing and maintaining internal controls and disclosure controls may divert management’s attention from other matters that are important to our business.
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
We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to interpret and create appropriate accounting principles and guidance. Any new or amended accounting standards or practices may have a significant effect on our results of operations or financial condition and may impact the way we conduct our business.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Any changes in tax legislation, regulations, policies, or practices in the jurisdictions in which we operate could increase our effective tax rate and materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations.
Additionally, successful assertion by one or more states, or foreign jurisdictions, requiring us to collect sales, value added, or similar indirect taxes where we presently do not do so, or to collect more of such indirect taxes in a jurisdiction in which we currently do collect some indirect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest.
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
We have incurred substantial net operating losses (“NOLs”) and other tax attributes, including research & development (“R&D”) credits, during our history. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on a company’s ability to utilize its NOLs and other tax attributes to offset taxable income. We have experienced ownership changes since inception and believe that our existing NOLs and other tax attributes, including R&D credit carryforward, will be subject to such limitation.

In addition, the amount of NOLs and other tax attributes that we are permitted to deduct may be subject to limitations and our NOLs and other tax attributes may expire before they are fully utilized. Our NOLs and other tax attributes may also be subject to limitations under state law. For example, recently enacted California legislation limits the use of state NOLs for tax years beginning on or after January 1, 2024, and before January 1, 2027. As a result of this or other legislative or regulatory changes, or other unforeseen reasons, our existing NOLs and other tax attributes could expire or otherwise be unavailable to offset future income tax liabilities.

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
We have agreed to defend, indemnify, and hold harmless certain of our customers and other counterparties from damages and costs arising from the infringement or claimed infringement by our products of third-party intellectual property rights. The scope of these indemnity obligations varies. Even if we are not a party to any litigation between a customer or other counterparty and a third party relating to alleged infringement in relation to our products, an adverse outcome in any such litigation could make it more difficult for us to defend our solutions against intellectual property infringement claims in any subsequent litigation where we are a named party. Any of these results could harm our brand and adversely affect our results of operations.

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 46.23% of the voting power of our capital stock as of December 31, 2024. The holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our IPO, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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

Additionally, we expect to grant equity awards to employees and directors under our stock incentive plan. We have granted equity awards to employees and directors under our stock incentive plans in the past, and such grants may dilute your ownership as the equity vests and the RSUs are released and the options are exercised. In addition, as of December 31, 2024, we had 14,962,000 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class A or Class B common stock, as well as 33,806,000 total shares of Class A or Class B common stock subject to RSU awards.
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
In May 2023, our board of directors approved a $200 million share repurchase program for shares of our Class A common stock (the “2023 Share Repurchase Program”). Repurchases under the 2023 Share Repurchase Program were completed as of March 31, 2024. In May 2024, our board of directors approved another $200 million share repurchase program for shares of our Class A common stock (the “2024 Share Repurchase Program”), and in February 2025, our board of directors approved an additional $300 million share repurchase program for shares of our Class A common stock (the “2025 Share Repurchase Program,” and, together with the 2024 Share Repurchase Program, the “Active Share Repurchase Programs”). The actual timing, manner, number, and value of shares repurchased under the Active Share Repurchase Programs will depend on a number of factors, including the availability of cash, the market price of our Class A common stock, general market and economic conditions, applicable requirements, and other business considerations. The Active Share Repurchase Programs may be suspended, modified, or discontinued at any time and we have no obligation to repurchase any amount of our Class A common stock under the programs. The Active Share Repurchase Programs have no set expiration date. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plans in accordance with applicable laws, including Rule 10b-8 of the Exchange Act. Other risks and uncertainties include, among other things, the market price of our stock prevailing from time to time, the nature of other investment opportunities presented to us, our financial performance and our cash flows from operations, and general economic conditions, which could adversely affect our results of operations and cash flows.
General Risk Factors
Unfavorable conditions in the global economy could adversely affect our business and financial results.
Our business, the industry, and our customers’ businesses are generally sensitive to macroeconomic conditions. Our net revenue is impacted, to a significant extent, by general economic conditions, their impact on levels of spending by businesses and their customers, and the financial performance of our customers. Supply chain disruption, a global labor shortage, increased inflation, and higher interest rates have adversely affected our business, results of operations, and business outlook and may continue to create uncertainty as to our and our customers’, vendors’ and other counterparties’ financial results, operations, and business outlook. We are unable to predict the impact that these and other macroeconomic factors may have or continue to have on our business and processing volumes, and on our future results of operations.
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
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics, such as the COVID-19 pandemic, and similar events. For example, our principle executive offices are located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and a significant natural disaster in that area or any other location in which we have offices or facilities or employees working remotely, such as an earthquake, fire, or flood, could have a material adverse effect on our business, results of operations financial condition, and future prospects. Our insurance coverage may be insufficient to compensate us for the losses that may occur. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, our business and results of operations could be adversely affected. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Our industry is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations. While we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. See Item 1A, “Risk Factors,” in this Annual Report on Form 10-K for additional information regarding the risks related to cybersecurity threats.
Our Chief Information Security Officer (“CISO”) is responsible for Marqeta’s information security posture and cybersecurity program. We believe our CISO is qualified to assess and manage our material risks from cybersecurity threats based on over 15 years of cybersecurity and risk management expertise as a security and risk management leader at various public and private companies and as a cyber threat intelligence analyst for a branch of the United States military. Our CISO reports to our Chief Technology and AI Officer and oversees a team of cybersecurity professionals in areas including Governance, Risk, and Compliance, Product and Infrastructure Security, Security Operations, and Identity Security.
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
Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee. Our CISO provides quarterly and as-needed briefings to the audit committee regarding cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, and activities of third-party consultants. Our audit committee provides quarterly and as-needed updates to the board of directors on such reports and management provides annual and as-needed updates to the board of directors regarding our cybersecurity program.
We have policies and processes in place for assessing, identifying, and managing material cybersecurity risks, and integrate these processes into our overall risk management systems. We conduct periodic risk assessments to identify reasonably foreseeable internal and external cybersecurity risks, the criticality of such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we develop strategies, policies, standards, and action plans to minimize identified risks and reasonably address identified gaps in existing safeguards. These safeguards include vulnerability management, shift-left secure product design, data encryption, endpoint security, network security, limiting and authorizing access controls, and multi-factor authentication for access to systems with data. We also employ limited system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructure. As part of our overall risk management system, all employees are required to complete annual cybersecurity training and relevant employees are trained at least annually on applicable safeguards.
We periodically engage consultants in connection with our risk assessment processes to help us design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We manage third party service providers using a risk-based approach intended to determine if the relevant third parties have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect our business.
The maturation and scaling of our cybersecurity program is ongoing and despite our investments in our cybersecurity program, there will always be residual risk and the potential for control failure or bypass by a determined cyber threat actor.

Item 2. Properties
Our principal executive office is located in Oakland, California, where we currently have a lease agreement that expires in 2026. We also lease additional facilities in London, United Kingdom and Warsaw, Poland. We believe that our facilities are suitable to meet our current needs.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are currently involved in the following matter:
On December 9, 2024, a putative securities class action lawsuit, captioned Wai v. Marqeta, Inc., et al., Case No. 24-cv-08874 (N.D. Cal.), was filed in federal court in the Northern District of California (“Court”) against the Company, its Chief Executive Officer, and its Chief Financial Officer (“Defendants”) alleging violations of federal securities laws. The lawsuit asserts that during the putative class period of between August 7, 2024 and November 4, 2024, Defendants made false or misleading statements relating to the Company’s performance or revenue and gross profit expectations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
On December 10, 2024, a second putative securities class action lawsuit, captioned Ford v. Marqeta, Inc., et al., Case No. 24-cv-08892 (N.D. Cal.), was filed in the same Court against the same Defendants alleging violations of the same federal securities laws. The second lawsuit asserts similar theories of liability as the first lawsuit but alleges a broader putative class period of between May 7, 2024 and November 4, 2024 and some additional and/or different allegations on which the claims are based. Both lawsuits (collectively, the “Securities Actions”) seek to recover damages on behalf of shareholders who acquired shares of the Company’s common stock during their respective putative class periods. Several individuals filed motions to consolidate the Securities Actions and for appointment as lead plaintiff, which are scheduled for a hearing on March 18, 2025. We expect that the Securities Actions will be consolidated and proceed as one lawsuit after the Court appoints a lead plaintiff for the putative class.
On February 4, 2025, a putative shareholder derivative lawsuit, captioned Smith v. Khalaf, et al., Case No. 25-cv-01174 (N.D. Cal.), was filed in the same Court against the Company’s Chief Executive Officer, its Chief Financial Officer, and its Board of Directors, and names the Company as a nominal defendant. This lawsuit asserts claims for breach of fiduciary duties and violations of federal securities laws, among other claims, between the time period of May 7, 2024 and November 4, 2024 under similar theories as the Securities Actions. Another substantially similar putative shareholder derivative lawsuit, captioned Ojserkis v. Khalaf, et al., Case No. 25-cv-01883 (N.D. Cal.), was filed on February 21, 2025.
Given the inherent uncertainty of litigation, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss. The Company and the other Defendants intend to file a motion to dismiss the Securities Actions after the Court-appointed lead plaintiff files a consolidated amended complaint or otherwise designates the operative complaint for the Securities Actions.
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
Stockholders
As of February 21, 2025, we had 37 holders of record of our Class A common stock and 48 holders of record of our Class B common stock. Because many of the shares of our Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by the record holders.
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
The following stock performance graph depicts the cumulative total return on our Class A common stock relative to the cumulative total returns of the Nasdaq Composite Index and the S&P Information Technology Index during each monthly period from June 9, 2021 (the date our Class A common stock began trading on the Nasdaq Global Select Market) through December 31, 2024. All values assume a $100 initial investment and reinvestment of dividends. The returns shown are based on historical results and are not intended to be indicative of future performance.

Comparison of Cumulative Total Return (Since Listing)
$200
$150
$100
$50
$—
06/09/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
Marqeta, Inc.
Nasdaq Composite Index
S&P Information Technology Index

Purchase of Equity Securities by the Issuer
The following table contains information relating to the repurchases of our common stock made by us in the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2024	1,797,349	$4.74	1,797,349	83,995,650
November 1 - November 30, 2024	1,000,000	$3.47	1,000,000	80,525,650
December 1 - December 31, 2024	—	$—	—	80,525,650
Total	2,797,349		2,797,349
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

Use of Proceeds
The IPO of our Class A common stock was effected pursuant to a registration statement on Form S-1 (File No. 333-256154), which was declared effective by the SEC on June 8, 2021.
There has been no material change in the planned use of proceeds from our IPO as discussed in our final prospectus filed with the SEC on June 10, 2021, pursuant to Rule 424(b) of the Securities Act.
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
A discussion regarding our liquidity, financial condition, and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 is presented below. A discussion regarding our liquidity, financial condition, and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024, which is hereby incorporated by reference.
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
Marqeta’s innovative products are developed with deep domain expertise and a customer-first mindset to launch, scale, and manage card programs. Marqeta provides all of its customers with issuer processor services, and for most of its customers it also acts as a card program manager. Depending on a customer’s desired level of control and responsibility, Marqeta can work with companies in a range of different configurations, but generally provides the following offerings:
•Managed By Marqeta: With Managed By Marqeta, Marqeta typically connects customers to an Issuing Bank partner to act as the BIN sponsor for the customer’s card program, manages the customer’s card program on behalf of the Issuing Bank, and provides a full range of services including configuring many of the critical resources required by a customer’s production environment. In addition to providing the customer access to the Marqeta dashboard via our APIs, Marqeta also manages a number of the primary tasks related to launching a card program, such as defining and managing the program with the Card Networks and Issuing Bank, operating the program and managing certain profitability components, and managing compliance with applicable regulations, the Issuing Bank, and Card Network rules. Also available are a variety of managed services, including dispute management, fraud scoring, card fulfillment, reconciliation, and cardholder support services.
•Powered By Marqeta: With Powered By Marqeta, Marqeta also provides customers access to the Marqeta dashboard via our APIs, provides payment processing, and assists with certain configuration elements that enable the customer to use the platform independently. Generally, our PxM customers are responsible for other elements of the card program, including defining and managing the program with the Card Networks and Issuing Bank as well as managing compliance with applicable regulations, the Issuing Bank, and Card Network rules.
Given the modularity of the Marqeta platform, certain customers can also opt to incorporate some elements of MxM into their card program to create a custom solution. Many customers adopt some combination of the MxM managed services even when not adopting the full MxM offering.
See the section titled “Business” under Part I, Item 1 of this Annual Report on Form 10-K for further discussion of our business and products.

Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including various geopolitical conflicts, uncertainty related to global elections, changes in inflation and interest rates, and uncertainty in global economic conditions, will have on our processing volumes and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees. See the section titled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the possible impact of these macroeconomic factors on our business.
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

	Year Ended December 31,
	2024	2023	2022
Total Processing Volume (TPV) (in millions)	$291,105	$222,264	$166,260

Net revenue (in thousands)	$506,995	$676,171	$748,206
Gross profit (in thousands)	$351,849	$329,514	$320,001
Gross margin	69%	49%	43%
Net income (loss) (in thousands)	$27,287	$(222,962)	$(184,780)
Net income (loss) margin	5%	(33)%	(25)%
Total operating expenses (in thousands)	$376,315	$612,529	$529,809

Non-GAAP Measures:
Adjusted EBITDA (in thousands)	$29,093	$(2,290)	$(41,796)
Adjusted EBITDA margin	6%	—%	(6)%
Non-GAAP operating expenses (in thousands)	$322,756	$331,804	$361,797

Total Processing Volume (“TPV”) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as Net income (loss) adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring charges; acquisition related expenses which consist of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions and cash and non-cash postcombination compensation expenses; income tax expense (benefit); and other income, net, which consists of interest income from our short-term investments, realized foreign currency gains and losses, our share of equity method investments’ profit or loss, impairment of equity method investments or other financial instruments, and gain from sale of equity method investments. We believe that Adjusted EBITDA is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into our calculation of our annual employee bonus plans and performance-based restricted stock units. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of Net income (loss) to Adjusted EBITDA.
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
Non-GAAP operating expenses - Non-GAAP operating expenses is a non-GAAP financial measure that is calculated as Total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring charges; and acquisition-related expenses which consists of due diligence costs, transaction cost and integration costs related to potential or successful acquisitions, and cash and non-cash postcombination compensation expenses. We believe that non-GAAP operating expenses is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of total operation expenses to non-GAAP operating expenses.

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
Costs of Revenue
Costs of revenue consist of Card Network fees, Issuing Bank fees, and card fulfillment costs for customer arrangements where the Company is the principal in providing services to the customer and excludes depreciation and amortization, which is reported separately within the Consolidated Statements of Operations and Comprehensive Income (Loss). Card Network fees are equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank fees compensate our Issuing Banks for issuing cards to our customers and sponsoring our card programs with the Card Networks and are typically equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
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

We record network incentives in the period we attain the contractual volume thresholds, given the uncertainty in the ultimate annual attainment of incentives. As such, unusual fluctuations in Card Network fees can occur in the quarter in which volume thresholds are attained as higher incentive rates are applied to volumes over the entire measurement periods, which can span six or twelve months. Generally, we earn a higher rate of monetary incentives during the first quarter of our fiscal year, as the annual measurement period is closest to completion and higher volume thresholds have been reached. In the second quarter of the fiscal year, we generally earn the lowest rate of monetary incentives, as the annual measurement period and volume thresholds have reset.
As we continue to enhance our processes and improve our ability to estimate these annual incentives with increasing precision, the fluctuation in recognition of these network incentives throughout the year is expected to diminish.
Operating Expenses (Benefit)
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
Executive Chairman Long-Term Performance Award. Executive Chairman Long-Term Performance Award consists of share-based compensation related to the Executive Chairman’s Long-Term Performance Award, including the impact of forfeiture. The Executive Chairman Long-Term Performance Award was forfeited in the current year as a result of the Company’s Executive Chairman transitioning to a non-employee director role on the board of directors.
Other Income, net
Other income, net consists primarily of interest income from our short-term investments and cash deposits, gain from sale of equity method investments, impairment of equity method investments or other financial instruments, equity method investment share of loss, and realized foreign currency gains and losses.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of U.S. federal and state income taxes, and income taxes related to certain foreign jurisdictions. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Net revenue	$506,995	$676,171	$748,206
Costs of revenue	155,146	346,657	428,205
Gross profit	351,849	329,514	320,001
Operating expenses (benefit):
Compensation and benefits	397,595	446,381	361,880
Technology	60,059	55,612	52,361
Professional services	20,057	21,679	23,479
Occupancy	5,995	4,361	4,514
Depreciation and amortization	17,460	10,741	3,853
Marketing and advertising	2,986	2,566	3,995
Other operating expenses	16,780	17,975	26,513
Executive chairman long-term performance award	(144,617)	53,214	53,214
Total operating expenses	376,315	612,529	529,809
Loss from operations	(24,466)	(283,015)	(209,808)
Other income, net	52,546	52,440	24,926
Income (Loss) before income tax expense	28,080	(230,575)	(184,882)
Income tax expense (benefit)	793	(7,613)	(102)
Net income (loss)	$27,287	$(222,962)	$(184,780)

Comparison of the Fiscal Years Ended December 31, 2024 and 2023
Net Revenue

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Net revenue:
Total platform services, net	$481,665	$654,553	$(172,888)	(26)%
Other services	25,330	21,618	3,712	17%
Total net revenue	$506,995	$676,171	$(169,176)	(25)%

Total Processing Volume (TPV) (in millions)	$291,105	$222,264	$68,841	31%
Total net revenue decreased by $169.2 million, or 25%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, of which $221.5 million was attributable to our largest customer, Block. The decrease in net revenue was primarily driven by the August 2023 Block Amendment which allowed for reduced pricing and impacted the revenue presentation for the Cash App program as fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume are recorded as a reduction to the revenue earned from the Cash App program within Net revenue effective as of July 1, 2023. In prior periods, these costs were included within Costs of revenue. The impact of these fees for the year ended December 31, 2024 was a $264.7 million reduction to Net revenue, negatively impacting the growth rate by 39 ppts. These decreases in net revenue were partially offset by increased TPV from Block’s programs. Net revenue from other customers increased $52.4 million primarily driven by an increase in TPV partially offset by the impact of contract renewals and unfavorable changes in the mix of our card programs, particularly the growth of our PxM offering.
Other services revenue increased $3.7 million, or 17%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This growth was driven by a rise in card-related fulfillments, which included both one-time replacements and an overall increase in customer card shipments compared to the prior period.
The increase in TPV was mainly driven by growth across all our major verticals, particularly financial services, and PxM customers. The growth in TPV for our top five customers, as determined by their individual processing volume in each respective period, was 24% for the year ended December 31, 2024 compared to the year ended December 31, 2023. This growth was mirrored by a 67% increase in TPV from all other customers for the same period. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Costs of revenue:
Card Network fees, net	$123,332	$309,453	$(186,121)	(60)%
Issuing Bank fees	13,408	21,549	(8,141)	(38)%
Other	18,406	15,655	2,751	18%
Total costs of revenue	$155,146	$346,657	$(191,511)	(55)%

Gross profit	$351,849	$329,514	$22,335	7%
Gross margin	69%	49%
Costs of revenue decreased by $191.5 million, or 55%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to the revenue presentation change for our fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume which are now reflected within net revenue as a result of the August 2023 Block Amendment. In addition, the Company realized improved economics with the Issuing Banks with which we work. These decreases were partially offset by increases in Issuing Bank and Card Network fees driven by TPV growth.
As a result of the decreases in costs of revenue being less than the decreases in net revenue explained above, our gross profit increased by $22.3 million, or 7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Our gross margin increased to 69% during the year ended December 31, 2024 from 49% during the year ended December 31, 2023.
Operating Expenses (Benefit)

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Operating expenses (benefit):
Salaries, bonus, benefits, and payroll taxes	$261,033	$318,856	$(57,823)	(18)%
Share-based compensation	136,562	127,525	9,037	7%
Total compensation and benefits	397,595	446,381	(48,786)	(11)%
Percentage of net revenue	78%	66%
Technology	60,059	55,612	4,447	8%
Percentage of net revenue	12%	8%
Professional services	20,057	21,679	(1,622)	(7)%
Percentage of net revenue	4%	3%
Occupancy	5,995	4,361	1,634	37%
Percentage of net revenue	1%	1%
Depreciation and amortization	17,460	10,741	6,719	63%
Percentage of net revenue	3%	2%
Marketing and advertising	2,986	2,566	420	16%
Percentage of net revenue	1%	—%
Other operating expenses	16,780	17,975	(1,195)	(7)%
Percentage of net revenue	3%	3%
Executive chairman long-term performance award	(144,617)	53,214	(197,831)	(372)%
Percentage of net revenue	(29)%	8%
Total operating expenses	$376,315	$612,529	$(236,214)	(39)%
Percentage of net revenue	74%	91%
Salaries, bonus, benefits, and payroll taxes decreased by $57.8 million, or 18%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was largely driven by lower year-over-year postcombination compensation costs to former employees of Power Finance. To a lesser extent, lower year-over-year severance costs related to the restructuring that occurred in 2023, lower average headcount, and an increase in salaries, bonus, and benefits costs capitalized for internal-use software development in 2024 also contributed to the decrease.
Share-based compensation increased by $9.0 million, or 7%, in the year ended December 31, 2024 compared to the year ended December 31, 2023 mainly due to the increase in the number of RSU awards granted to employees, partially offset by higher share-based compensation capitalized for internal-use development.
Technology expenses increased by $4.4 million, or 8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to higher software as a service costs to support our continued growth and higher software licensing costs as we implement new internal systems and tools.
Professional services expenses decreased by $1.6 million, or 7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due to the lower consulting fees incurred year over year.

Occupancy expense increased by $1.6 million, or 37%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven by the $1.4 million impairment of the right-of-use assets associated with the Company's Oakland office.
Depreciation and amortization increased by $6.7 million, or 63%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an increase in the amortization of internally developed software as more projects have been capitalized and placed into service.
Marketing and advertising expenses increased by $0.4 million, or 16%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Other operating expenses decreased by $1.2 million, or 7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to cost optimization initiatives in the current year.
Executive chairman long-term performance award decreased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to a one-time reversal of share-based compensation expense of $167.3 million, of which $144.6 million related to expenses recognized in prior periods, as the Executive Chairman Long-Term Performance Award was forfeited in the current year as a result of the Company’s Executive Chairman transitioning to a non-employee director role on the board of directors.
Other Income, Net

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Other income, net	$52,546	$52,440	$106	—%
Percentage of net revenue	10%	8%
Other income, net is largely comprised of interest income, and remained relatively flat for the year ended December 31, 2024 compared to the year ended December 31, 2023, as higher average yields were largely offset by lower average investment balances.
Income Tax Expense (Benefit)
We recognized income tax expense of $0.8 million for the year ended December 31, 2024 compared to an income tax benefit of $7.6 million for the year ended December 31, 2023, which was primarily attributable to an $8.0 million partial valuation allowance release during 2023 due to the Power Finance acquisition, partially offset by income tax expenses resulting from profitable foreign operations.
Customer Concentration
We generated 47% and 68% of our net revenue from our largest customer, Block, during the years ended December 31, 2024 and 2023, respectively.

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

A reconciliation of net income (loss) to adjusted EBITDA and GAAP operating expenses to non-GAAP operating expenses for the periods presented is as follows:

	Year Ended December 31,
	2024	2023	2022
(dollars in thousands)
Net revenue	$506,995	$676,171	$748,206
Net income (loss)	$27,287	$(222,962)	$(184,780)
Net income (loss) margin	5%	(33)%	(25)%
Total operating expenses	$376,315	$612,529	$529,809

Net income (loss)	$27,287	$(222,962)	$(184,780)
Depreciation and amortization expense	17,460	10,741	3,853
Share-based compensation expense (1) (2)	136,562	130,416	107,529
Executive chairman long-term performance award (1)	(144,617)	53,214	53,214
Payroll tax expense related to share-based compensation	2,570	2,211	1,977
Acquisition-related expenses (3)	41,584	75,473	1,439
Restructuring (2)	—	8,670	—
Other income, net	(52,546)	(52,440)	(24,926)
Income tax expense (benefit)	793	(7,613)	(102)
Adjusted EBITDA	$29,093	$(2,290)	$(41,796)
Adjusted EBITDA Margin	6%	—%	(6)%

Total operating expenses	$376,315	$612,529	$529,809
Depreciation and amortization expense	(17,460)	(10,741)	(3,853)
Share-based compensation expense (1) (2)	(136,562)	(130,416)	(107,529)
Executive chairman long-term performance award (1)	144,617	(53,214)	(53,214)
Payroll tax expense related to share-based compensation	(2,570)	(2,211)	(1,977)
Restructuring (2)	—	(8,670)	—
Acquisition-related expenses (3)	(41,584)	(75,473)	(1,439)
Non-GAAP operating expenses	$322,756	$331,804	$361,797

_______________
(1) Prior period amounts related to our Executive Chairman Long-Term Performance Award have been reclassified to conform to the current period presentation.
(2) Restructuring includes a net reduction of $2.9 million of stock-based compensation related to the forfeiture of certain equity awards during the year ended December 31, 2023.
(3) Acquisition-related expenses, which include transaction costs, integration costs, and cash and non-cash postcombination compensation expense, have been excluded from adjusted EBITDA as such expenses are not reflective of our ongoing core operations and are not representative of the ongoing costs necessary to operate our business; instead, these are costs specifically associated with a discrete transaction.

Liquidity and Capital Resources
Since our inception through June 30, 2021, we financed our operations primarily through sales of equity securities and payments received from our customers. In June 2021, we completed our IPO in which we received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $91.6 million and offering costs of $7.5 million.

Sources of Cash
At December 31, 2024, our principal sources of liquidity included cash, cash equivalents, and short-term investments totaling $1.1 billion, with such amounts held for working capital purposes, and cash provided by operations. Our cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S. agency securities, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit, which is a trend we expect to continue.
Uses of Cash
Our primary uses of cash include operating costs such as compensation and benefits, technology costs, professional services, lease obligations, and other expenditures necessary to support our business. Our future capital requirements will depend on many factors, including our planned continuing investment in product development, platform infrastructure, share repurchases, and global expansion. We will use our cash for a variety of needs, including for ongoing investments in our business, potential strategic acquisitions, capital expenditures, and investment in our infrastructure, including our non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
We believe our existing cash and cash equivalents and our short-term investments will be sufficient to meet our working capital and capital expenditure needs for more than the next 12 months, including the funding of our planned acquisition. For additional information about our planned acquisition, see Note 4 “Business Combinations” to our Consolidated Financial Statements. As of the date of filing this Annual Report on Form 10-K, we have access to and control over all our cash, cash equivalents, and short-term investments, except amounts held as restricted cash.
On February 3, 2023, we acquired all outstanding stock of Power Finance. Upon the closure of the acquisition, we paid $135.8 million to the shareholders of Power Finance Inc, net of cash acquired. As part of the terms of the acquisition, we paid additional cash of $53.1 million for contingent consideration tied to performance-based goals that were achieved. We also entered into postcombination cash compensation arrangements with certain key acquired employees whereby we agreed to pay them $85.1 million of cash over a weighted average 2.2 year service period following the acquisition date (subject to forfeiture upon termination). As of December 31, 2024, $14.2 million of the postcombination cash compensation arrangements remained outstanding.
Share Repurchase
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
On May 8, 2023, our board of directors authorized a share repurchase program (the “2023 Share Repurchase Program”) of up to $200 million of our Class A common stock. Under the 2023 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The 2023 Share Repurchase Program has no set expiration date; however, the 2023 Share Repurchase Program was exhausted during the first quarter of 2024.
On May 6, 2024, our board of directors authorized a share repurchase program (the “2024 Share Repurchase Program”) of up to $200 million of our Class A common stock. Under the 2024 Repurchase Program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The 2024 Share Repurchase Program has no set expiration date and may be canceled or suspended at any time without notice. As of December 31, 2024 $80.5 million remained available for future share repurchases under the 2024 Share Repurchase Program.

On February 25, 2025, the Company’s board of directors authorized an additional share repurchase program of up to $300 million of the Company’s Class A common stock (the “2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The 2025 Share Repurchase Program has no set expiration date.
Restricted Cash
At December 31, 2024, we had $8.5 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$58,170	$21,104	$(12,966)
Net cash provided by investing activities	70,788	38,516	28,718
Net cash used in financing activities	(186,914)	(261,794)	(79,487)
Decrease in cash, cash equivalents, and restricted cash	$(57,956)	$(202,174)	$(63,735)
Operating Activities
Our largest source of cash provided by our operating activities is our net revenue. Our primary uses of cash in our operating activities are for Card Network and Issuing Bank fees, and employee-related compensation. The timing of settlement of certain operating assets and liabilities, including revenue share payments, bonus payments, prepayments made to cloud-computing service providers, settlement receivables, and network incentive receivables can affect the amounts reported as Net cash used in or provided by operating activities on the Consolidated Statement of Cash Flows.
Net cash provided by operating activities was $58.2 million for the year ended December 31, 2024 compared to $21.1 million in the year ended December 31, 2023. The increase in net cash provided by operating activities during fiscal year 2024 was due mainly to higher gross profit and lower operating expenses that improved net income year-over-year and favorable timing of settlement receivable collections. These benefits were partially offset by the unfavorable timing of revenue share payables.
Investing Activities
Net cash provided by investing activities consists primarily of maturities and sales of our investments in short-term investments and sale of equity method investments. Net cash used in investing activities consists primarily of purchases of short-term investments, purchases of property and equipment, and equity method investments.
Net cash provided by investing activities was $70.8 million for the year ended December 31, 2024 compared to $38.5 million in the year ended December 31, 2023. The increase in net cash provided by investing activities is primarily due to the Power Finance acquisition which occurred in 2023, partially offset by a decrease in cash inflows from the maturities and sales of short-term investments and higher capitalization of internal-use-software in the current year.
Financing Activities
Net cash used in financing activities consists primarily of net payments related to the share-based compensation activities and share repurchase programs.

Net cash used in financing activities was $186.9 million for the year ended December 31, 2024 compared to $261.8 million in the year ended December 31, 2023. The decrease in net cash used in financing activities is primarily due to the payment of the contingent consideration from our Power Finance acquisition in the prior year and lower payments to repurchase our Class A common stock under the 2024 and 2023 Share Repurchase Programs, partially offset by higher tax payments related to net share settlement of share-based compensation awards.

Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and other non-cancellable purchase commitments. For additional information about our operating leases and non-cancellable purchase commitments, see Note 9 “Leases” and Note 10 “Commitments and Contingencies” to our Consolidated Financial Statements.

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
Our significant accounting policies, including recently issued and adopted accounting pronouncements, are described in “Note 2 - Summary of Significant Accounting Policies” in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We believe that of our significant accounting policies, the following policies involve accounting estimates and assumptions which we consider to be the most critical to our financial statements. An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our Consolidated Financial Statements.
Revenue Recognition
We interact with third party Issuing Banks and Card Networks to deliver our Platform Services to our customers. For revenue generated from customer arrangements that involve third parties, there is significant judgment in evaluating whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer. The assessment of whether we are considered the principal or the agent in a transaction could impact our Net revenue and Cost of revenue recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

These estimates are inherently uncertain and unpredictable, and unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations and Comprehensive Income (Loss).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and globally, and we are exposed to market risks in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $1.1 billion as of December 31, 2024. The fair value of our cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Consolidated Statement of Operations and Comprehensive Loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all short-term investments until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of December 31, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
MARQETA, INC.
FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Marqeta, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Marqeta, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue share

For the year ended December 31, 2024, the Company’s net revenue was $507.0 million. As described in Note 2 to the consolidated financial statements, the Company's contracts with customers typically include provisions under which the Company shares a portion of interchange fees as consideration payable to its customers, referred to as revenue share. Revenue share payments are incentives to customers to increase their processing volume on the Company’s platform and is computed as a percentage of the interchange fees earned or processing volume and is paid to customers monthly. Revenue share is recorded as a reduction to net revenue in the consolidated statements of operations and comprehensive income (loss).

We identified the evaluation of revenue share amounts as a critical audit matter. The computation of revenue share amounts involved complexity, specifically the identification and evaluation of multiple data elements which can vary across different customer contracts and require manual processing given the underlying contract’s non-standard nature which impacted the extent of audit effort.

The following are the primary procedures we performed to address this critical audit matter.

•We evaluated the design and tested the operating effectiveness of certain internal controls related to the review of the Company’s revenue share calculation, including evaluating the completeness and accuracy of data elements used in the performance of this control.

•For a sample of monthly net revenue amounts recorded by customer, we independently evaluated the computation of revenue share applied in the calculation of net revenue by agreeing relevant data elements to contractual terms within executed contracts and other internal source documents detailing processing volume and fees resulting from interchange and issuing banks. We compared the result of our independently evaluated net revenue amounts to the amounts recorded by the Company.

•For a further selection of December monthly net revenue amounts recorded by customer, we reviewed the Company’s computation of revenue share and resulting net revenue and agreed relevant data elements to contractual terms within executed contracts and other relevant internal source documents.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

San Francisco, California
February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marqeta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Marqeta, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2018 to 2024.

San Mateo, California
February 28, 2024,

except for Note 17, as to which the date is

February 26, 2025

Marqeta, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$923,016	$980,972
Restricted cash	8,500	8,500
Short-term investments	179,409	268,724
Accounts receivable, net	29,988	19,540
Settlements receivable, net	16,203	29,922
Network incentives receivable	66,776	53,807
Prepaid expenses and other current assets	25,405	27,233
Total current assets	1,249,297	1,388,698
Operating lease right-of-use assets, net	2,712	6,488
Property and equipment, net	37,523	18,764
Intangible assets, net	29,774	35,631
Goodwill	123,523	123,523
Other assets	20,375	16,587
Total assets	$1,463,204	$1,589,691
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$527	$1,420
Revenue share payable	193,399	173,645
Accrued expenses and other current liabilities	177,059	161,514
Total current liabilities	370,985	336,579
Operating lease liabilities, net of current portion	870	5,126
Other liabilities	6,331	4,591
Total liabilities	378,186	346,296
Commitments and contingencies (Note 10)
Preferred stock, $0.0001 par value; 100,000 and 100,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value: 1,500,000 and 1,500,000 Class A shares authorized, 470,824 and 465,985 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. 600,000 and 600,000 Class B shares authorized, 33,472 and 54,358 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	50	52
Additional paid-in capital	1,883,190	2,067,776
Accumulated other comprehensive (loss) income	(314)	762
Accumulated deficit	(797,908)	(825,195)
Total stockholders’ equity	1,085,018	1,243,395
Total liabilities and stockholders’ equity	$1,463,204	$1,589,691

See accompanying notes to Consolidated Financial Statements.

Marqeta, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$506,995	$676,171	$748,206
Costs of revenue	155,146	346,657	428,205
Gross profit	351,849	329,514	320,001
Operating expenses (benefit):
Compensation and benefits	397,595	446,381	361,880
Technology	60,059	55,612	52,361
Professional services	20,057	21,679	23,479
Occupancy	5,995	4,361	4,514
Depreciation and amortization	17,460	10,741	3,853
Marketing and advertising	2,986	2,566	3,995
Other operating expenses	16,780	17,975	26,513
Executive chairman long-term performance award	(144,617)	53,214	53,214
Total operating expenses	376,315	612,529	529,809
Loss from operations	(24,466)	(283,015)	(209,808)
Other income, net	52,546	52,440	24,926
Income (loss) before income tax expense	28,080	(230,575)	(184,882)
Income tax expense (benefit)	793	(7,613)	(102)
Net income (loss)	$27,287	$(222,962)	$(184,780)
Net income (loss) attributable to common stockholders	$27,287	$(222,962)	$(184,780)
Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment	$(468)	$(40)	$(167)
Net change in unrealized (loss) gain on short-term investments	(608)	8,039	(4,840)
Net other comprehensive (loss) income	(1,076)	7,999	(5,007)
Comprehensive income (loss)	$26,211	$(214,963)	$(189,787)

Net income (loss) per share attributable to Class A and Class B common stockholders
Basic	$0.05	$(0.42)	$(0.34)
Diluted	$0.05	$(0.42)	$(0.34)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders
Basic	511,065	532,540	545,397
Diluted	518,845	532,540	545,397

See accompanying notes to Consolidated Financial Statements.

Marqeta, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	541,384	$54	$1,993,055	$(2,230)	$(417,453)	$1,573,426
Issuance of common stock upon exercise of options	7,786	—	9,754	—	—	9,754
Repurchase of early exercised stock options	(46)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	683	—	4,762	—	—	4,762
Issuance of common stock upon net settlement of restricted stock units	3,215	—	(15,362)	—	—	(15,362)
Vesting of common stock warrants	—	—	8,621	—	—	8,621
Share-based compensation expense	—	—	107,529	—	—	107,529
Executive chairman long-term performance award	—	—	53,214	—	—	53,214
Repurchase and retirement of common stock	(11,657)	(1)	(79,200)	—	—	(79,201)
Change in accumulated other comprehensive income (loss)	—	—	—	(5,007)	—	(5,007)
Net loss	—	—	—	—	(184,780)	(184,780)
Balance as of December 31, 2022	541,364	$53	$2,082,373	$(7,237)	$(602,233)	$1,472,956
Issuance of common stock upon exercise of options	3,353	1	5,398	—	—	5,399
Repurchase of early exercised stock options	(3)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	792	—	3,066	—	—	3,066
Issuance of common stock upon net settlement of restricted stock units	9,347	1	(26,662)	—	—	(26,661)
Vesting of common stock warrants	—	—	8,715	—	—	8,715
Share-based compensation expense	—	—	132,017	—	—	132,017
Executive chairman long-term performance award	—	—	53,214	—	—	53,214
Repurchase and retirement of common stock, including excise tax	(34,511)	(3)	(190,345)	—	—	(190,348)
Change in accumulated other comprehensive income (loss)	—	—	—	7,999	—	7,999
Net loss	—	—	—	—	(222,962)	(222,962)
Balance as of December 31, 2023	520,343	52	2,067,776	762	(825,195)	1,243,395
Issuance of common stock upon exercise of options	185	—	203	—	—	203
Issuance of common stock under employee stock purchase plan	656	—	2,715	—	—	2,715
Issuance of common stock upon net settlement of restricted stock units	11,505	1	(35,408)	—	—	(35,407)
Vesting of common stock warrants	—	—	2,422	—	—	2,422
Share-based compensation expense	—	—	143,621	—	—	143,621
Executive chairman long-term performance award	—	—	(144,617)	—	—	(144,617)
Repurchase and retirement of common stock, including excise tax	(28,393)	(3)	(153,522)	—	—	(153,525)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,076)	—	(1,076)
Net income	—	—	—	—	27,287	27,287
Balance as of December 31, 2024	504,296	$50	$1,883,190	$(314)	$(797,908)	$1,085,018
See accompanying notes to Consolidated Financial Statements.

Marqeta, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net Income (loss)	$27,287	$(222,962)	$(184,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,460	10,741	3,853
Share-based compensation expense	136,562	127,525	107,529
Executive chairman long-term performance award	(144,617)	53,214	53,214
Non-cash operating leases expense	1,756	2,527	2,281
Non-cash postcombination compensation expense	—	32,430	—
Amortization of premium on short-term investments	(3,232)	(4,495)	277
Gain on sale of equity method investment	—	—	(17,889)
Impairment of other financial instruments	—	—	11,616
Other	1,669	736	649
Changes in operating assets and liabilities:
Accounts receivable	(11,202)	(4,556)	(2,577)
Settlements receivable	13,719	(11,894)	(6,762)
Network incentives receivable	(12,969)	(11,146)	(12,262)
Prepaid expenses and other assets	462	7,900	(8,621)
Accounts payable	(350)	(1,956)	254
Revenue share payable	19,754	31,451	21,015
Accrued expenses and other liabilities	15,112	14,983	22,257
Operating lease liabilities	(3,241)	(3,394)	(3,020)
Net cash provided by (used in) operating activities	58,170	21,104	(12,966)
Cash flows from investing activities:
Purchases of property and equipment	(2,418)	(762)	(2,319)
Capitalization of internal-use software	(18,794)	(11,889)	—
Business combination, net of cash acquired	—	(135,777)	—
Purchase of patents	—	—	(1,600)
Purchases of short-term investments	—	(892,430)	(70,495)
Sales of short-term investments	—	577,934	—
Maturities of short-term investments	92,000	501,534	77,400
Realized gain (loss) on investments	—	(94)	—
Sale of equity method investment	—	—	25,732
Net cash provided by investing activities	70,788	38,516	28,718
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	203	5,289	9,249
Payment on acquisition-related contingent consideration	—	(53,067)	—
Proceeds from shares issued in connection with employee stock purchase plan	2,715	3,066	4,762
Taxes paid related to net share settlement of restricted stock units	(35,407)	(26,662)	(15,362)
Repurchase of common stock	(154,425)	(190,420)	(78,136)
Net cash used in financing activities	(186,914)	(261,794)	(79,487)
Decrease in cash, cash equivalents, and restricted cash	(57,956)	(202,174)	(63,735)
Cash, cash equivalents, and restricted cash - Beginning of period	989,472	1,191,646	1,255,381
Cash, cash equivalents, and restricted cash - End of period	$931,516	$989,472	$1,191,646
See accompanying notes to Consolidated Financial Statements.

Marqeta, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$923,016	$980,972	$1,183,846
Restricted cash	8,500	8,500	7,800
Total cash, cash equivalents, and restricted cash	$931,516	$989,472	$1,191,646
Supplemental disclosures of cash flow information:
Cash paid for operating lease liabilities	$4,581	$4,239	$4,112
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$396	$430	$84
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$2,129	$113	$563
Share-based compensation capitalized to internal-use software	$7,059	$4,492	$—
Repurchase of common stock, including excise tax, accrued and not yet paid	$906	$991	$1,065
Vesting of early exercised stock options	$—	$—	$298
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
Business Risks and Uncertainties
The Company has incurred net losses except for the year ended December 31, 2024. For the year ended December 31, 2024, the Company had net income of $27.3 million, which was primarily due to the forfeiture of the Executive Chairman Long-Term Incentive Award, and had an accumulated deficit of $797.9 million as of December 31, 2024. The Company expects losses from operations to continue for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies, and continued development of the existing platform infrastructure. The Company believes that its cash and cash equivalents of $923.0 million and short-term investments of $179.4 million as of December 31, 2024 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
2.    Summary of Significant Accounting Policies
Business Combinations
The Company allocates the purchase consideration for acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations and Comprehensive Income (Loss). Acquisition-related expenses and postcombination integration and employee

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

compensation costs are recognized separately from the business combination and are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of bank deposit accounts and investments in money market funds and certain U.S. treasury bills. The Company considers all highly liquid investments and investments with original maturities of three months or less from the date of purchase to be cash equivalents.
Restricted Cash
Restricted cash consists of deposits with Issuing Banks to provide the Issuing Bank collateral in the event that customers’ funds are not deposited at the Issuing Banks in time to settle customers’ transactions with the Card Networks. Restricted cash also includes cash used to secure a letter of credit for the Company’s office lease in Oakland, California. Issuing Banks are financial institutions that issue payment cards (credit, debit, or prepaid) either on their own behalf or on behalf of a business. Card Networks are networks that provide the infrastructure for settlement and card payment information flows.
Short-term Investments
The Company's short-term investments include U.S. treasury securities, U.S. agency securities, asset-backed securities, and corporate debt securities. The Company's short-term investments are classified as available-for-sale and are recorded within current assets in the Consolidated Balance Sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity.
The Company carries these short-term investments at fair value and periodically evaluates them for unrealized losses. For securities in an unrealized loss position that the Company intends to hold and believes it is more likely than not that the securities will not be required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors.
The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance on the Consolidated Balance Sheets with a corresponding loss in Other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the impairment is incurred.
Unrealized non-credit related losses and unrealized gains are recorded as a separate component in Accumulated other comprehensive income (loss), a component of stockholders’ equity until realized.
The Company records any realized gains or losses on the sale of short-term investments in Other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses and do not earn interest. The Company estimates an allowance for accounts receivable based on its assessment of the collectability of accounts by considering its historical accounts receivable collection experience for each customer, the age of each outstanding invoice, and an evaluation of current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectability on an individual basis when it identifies specific customers with collectability issues, and on an aggregated basis by reviewing accounts receivable where similar characteristics exist. As of December 31, 2024 and 2023, the combined general and specific allowance for accounts receivable was $2.4 million and $1.7 million, respectively.
Settlements Receivable
Settlements receivable represent Interchange Fees earned on customers’ card transactions, net of pass through Card Network fees, that are due from Issuing Banks. Interchange Fees are typically received

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

within one or two business days of the transaction date. The Company has not experienced any historical collection issues with the Issuing Banks, and as such, no allowance has been established. The Company does not generate revenue from Issuing Banks.
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
For short-term leases, the Company records rent expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight-line basis over the lease term and records variable lease payments as incurred. The Company has no finance leases.
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
The Company capitalizes internal and external direct costs incurred related to obtaining or developing internal-use software. Costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the estimated useful lives of the software, generally three years commencing on the first day of the month following when the software is ready for its intended use. Costs related to planning and other preliminary project activities and post-implementation activities are expensed as incurred.
The depreciation and amortization of property and equipment is recorded within Depreciation and amortization expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Goodwill
The excess purchase price over the fair value of identifiable net assets acquired is recorded as goodwill. Goodwill amounts are not amortized.
Intangible Assets
Intangible assets with finite lives are carried at acquisition cost less accumulated amortization and are amortized over their estimated useful lives on a straight-line basis. The amortization of these assets is recorded within Depreciation and amortization expense on the Consolidated Statements of Operations and Comprehensive (Income) Loss.

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
Based on management's assessment, the Company did not recognize any material impairment losses on its goodwill or finite-lived intangible assets during the periods presented herein. See Note 9 for discussion of the Company’s operating lease impairment.
Equity Investments and Purchase Options
The Company applies the equity method of accounting for investments in other entities when the Company exercises significant influence, but no control. Under the equity method, the Company records its share of each entity’s profit or loss in Other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) on a one quarter lag when the most recent financial information of the investee becomes available. The Company periodically reviews investments accounted for under the equity method for impairment. Investments in other entities not accounted for under the equity method of accounting, including options to purchase these entities, are accounted for at cost less impairment, if applicable. Additionally, the value of these investments may be adjusted to fair value resulting from observable transactions for identical or similar investments.
In 2021, the Company acquired a preferred equity interest in a private company that is accounted for under the equity method of accounting. Concurrent with this investment, the Company also acquired an option that gave the Company the right, but not the obligation, to purchase all of the remaining equity interests of the private company.
As of December 31, 2021, the option was reflected within prepaid expenses and other current assets in the consolidated balance sheets. The Company applied the measurement alternative to measure the option at cost, less any impairment. During the year ended December 31, 2022, the Company recorded an impairment of $11.6 million within Other income, net on the Consolidated Statement of Operations and Comprehensive Income (Loss) related to the option based on the Company’s decision not to exercise the option.
During the year ended December 31, 2022, the Company sold its equity method investment in a private company. The carrying amount of this investment was $7.8 million as of the date of sale and the purchase price was $25.7 million. As a result, the Company recorded a gain of $17.9 million in the year ended December 31, 2022 in Other income, net on the Consolidated Statement of Operations and Comprehensive Income (Loss).
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Contracts with customers are evaluated on a contract-by-contract basis as contracts may include the transfer of multiple services. The Company’s contracts with customers typically include multiple

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

performance obligations: 1) providing access to the Company's payment processing platform, 2) providing managed services, or 3) providing card fulfillment services. The Company accounts for individual services as a separate performance obligation if they are distinct because the service is separately identifiable from other items in the arrangement and a customer can benefit from the good or service on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. Certain customer contracts require the Company to allocate the transaction price of the contract based on the relative stand-alone selling price of the performance obligations which are based on prices at which the Company separately sells each service or estimated using an analysis of the Company’s historical contract pricing and costs incurred to fulfill its services.
The Company generates revenue from providing platform services and other services as described below.
Platform Services
The Company delivers an integrated payment processing platform to its customers. The Company’s primary performance obligation is to provide customers continuous access to the Company’s platform used to process all customers’ transactions as needed. This obligation includes authorizing, settling, clearing, and reconciling all transactions. Additionally, for certain customer arrangements, the performance obligations also include managing the interactions with Card Networks and/or the Issuing Banks on behalf of its customers or other managed services, including dispute management, fraud scoring, and cardholder support services.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

For net revenue generated from customer arrangements that involve third parties, the Company determines whether it has promised to provide the specified service itself (as principal) or to arrange for the specified service to be provided by another party (as an agent). This determination depends on the facts and circumstance of each arrangement, and in some instances, involves significant judgment. In order to deliver an integrated payment processing platform to its customers, the Company works with Issuing Banks and Card Networks in various capacities. The Company is considered the principal in customer arrangements where the Company controls the services performed by the Issuing Banks and Card Networks before delivery of the promised services to its customers, it is primarily responsible for the delivery of the services to customers, and it has discretion in vendor selection. As such, the Company records fees paid to the Issuing Banks and Card Networks as Costs of Revenue within the Consolidated Statements of Operations and Comprehensive Income (Loss). In instances where the Company is considered an agent in providing services to the customer, fees for services paid to Issuing Banks and Card Networks, if any, are recorded within Net Revenue such that Net Revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) reflects the net amount of consideration that the Company retains.
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
The Company records Revenue Share as a reduction to net revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company records the amount due to the customer as Revenue Share payable on the Consolidated Balance Sheets.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Reserve for Contract Contingencies and Processing Errors
Customer contracts generally contain service level agreements that can result in performance penalties payable by the Company when contractually required service levels are not met or can result in payments by the Company for processing errors. As such, the Company records a reserve for estimated performance penalties and processing errors. When providing for these reserves, the Company considers factors such as its history of incurring performance penalties and processing errors, actual contractual penalty charge rates in customer contracts, and known or estimated processing errors. These reserves are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets and the provision for contract contingencies and processing errors is included as a reduction to Net revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Costs of Revenue
Costs of revenue consist of Card Network costs, Issuing Bank costs, and card fulfillment costs for customer arrangements where the Company is the principal in providing services to the customer and excludes depreciation and amortization, which is reported separately within the Consolidated Statements of Operations and Comprehensive Income (Loss). Card Network costs are mostly equal to a specified percentage of the processing volume or a fixed amount per transaction processed through the respective Card Network. The Company incurs Card Network costs directly from contractual arrangements with the Card Networks that are passed entirely through Issuing Banks, or directly from the Card Networks. Issuing Bank costs compensate Issuing Banks for issuing cards to the Company’s customers and sponsoring the Company’s card programs with the Card Networks, and are typically equal to a specified percentage of the processing volume or a fixed amount per transaction, subject to monthly minimum amounts. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
The Company has marketing and incentive arrangements with Card Networks that provide the Company with monetary incentives for establishing customer card programs with, and routing volume through, the respective Card Network. The amount of the incentives is generally determined based on a percentage of the processing volume or the number of transactions routed over the Card Network. The Company records these incentives as a reduction of Card Network fees in customer arrangements where the Company is the principal. Generally, as processing volumes increase, the Company earns a higher rate of monetary incentives from these arrangements, subject to attaining certain volume thresholds during an annual measurement period. For certain incentive arrangements with an annual measurement period, the one-year period may not align with the Company’s fiscal year.
Given the uncertainty in the ultimate annual attainment of network incentives, the Company records network incentives in the period contractual volume thresholds are attained. As such, unusual fluctuations in Card Network fees can occur in the quarter in which volume thresholds are attained as higher incentive rates are applied to volumes over the entire measurement periods, which can span six or twelve months. Generally, the Company earns a higher rate of monetary incentives during the first quarter of our fiscal year, as the annual measurement period is closest to completion and higher volume thresholds have been reached. In the second quarter of the fiscal year, we generally earn the lowest rate of monetary incentives, as the annual measurement period and volume thresholds have reset.
Uncollected incentives are included in Network incentives receivable in the Consolidated Balance Sheets. The Company's contracts with Card Networks and Issuing Banks typically have terms ranging from three to five years which may be renewed in one-year to two-year increments as agreed by both parties.
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2024, 2023, and 2022, were $2.3 million, $1.5 million, and $2.2 million, respectively.
Research and Development Costs
Research and development costs, which consist primarily of salaries, employee benefits, share-based compensation, third-party hosting fees, and software licenses were $141.4 million, $148.0 million, and $108.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Research and

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

development costs are expensed as incurred, and are included in Compensation and benefits and Technology expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Share-based Compensation
The primary types of share-based compensation utilized by the Company are restricted share units (“RSUs”), stock options, performance-based restricted stock units (“PSUs”), and the use of the employee stock purchase plan (“ESPP”). The Company determines compensation expense associated with RSUs based on the estimated fair value of its common stock on the date of grant. The compensation expense associated with stock options is determined based on the estimated grant date fair value using the Black-Scholes option pricing model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period. The PSUs granted vest over three years and have a one year performance period with one-third of the PSUs subject to cliff vesting following the completion of the performance period, then vesting in equal quarterly installments thereafter. Over the performance period, the number of PSUs that may be issued and the related share-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the number of PSUs issued could range from 0% to 200% of the target amount. The Company accounts for forfeitures as they occur.
Defined Contribution Plans
The Company maintains defined contribution plans for eligible employees, including a 401(k) plan that covers substantially all of its U.S. based employees and to which the Company provides a matching contribution of 50% of the first 6% of compensation that an employee contributes. The matching contribution vests immediately.
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
Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in Income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Net Income (Loss) Per Share Attributable to Common Stockholders
The Company presents basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method. The Company calculates basic net income (loss) per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders gives effect to all potential shares of common stock, including common stock issuable upon conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants, stock options, RSUs, PSUs and common stock warrants to the extent these are dilutive.
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
The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, settlements receivable, accounts payable, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Short-term investments are carried at fair value. Accounts receivable, settlements receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period of time to the expected receipt or payment date.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is its respective local currency. For these foreign entities, the Company translates the financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. There translation adjustments are included in Accumulated other comprehensive income (loss) within the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity. Foreign currency transaction gains and losses are included in Other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The amendment was applied retrospectively to all prior periods presented in the financial statements and was effective for the Company in fiscal 2024, and will be effective for interim periods in fiscal 2025. The Company adopted the new disclosure requirements in Note 17 “Segments.” While the standard requires additional disclosures related to the Company’s single reportable segment, the standard did not have any impact on the Company’s consolidated financial position, results of operations, or cash flows.
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for the Company in fiscal 2027 on a retrospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Year Ended December 31,
	2024	2023	2022
Platform services revenue, net	$481,665	$654,553	$725,629
Other services revenue	25,330	21,618	22,577
Total net revenue	$506,995	$676,171	$748,206

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	December 31, 2024	December 31, 2023
Contract assets - current	Prepaid expenses and other current assets	$1,605	$1,461
Contract assets - non-current	Other assets	10,981	9,397
Total contract assets		$12,586	$10,858
Deferred revenue - current	Accrued expenses and other current liabilities	$13,593	$11,829
Deferred revenue - non-current	Other liabilities	4,779	4,071
Total deferred revenue		$18,372	$15,900
Net revenue recognized during the years ended December 31, 2024 and 2023 that was included in the deferred revenue balances at the beginning of the respective periods was $9.0 million and $12.0 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of December 31, 2024, the aggregate amount of the transaction price allocated to our remaining performance obligations was $47.9 million. The Company expects to recognize approximately 63% within two years and the remaining 37% over the next three to five years.
4.    Business Combinations
TransactPay
On December 23, 2024, we entered into an agreement with Neptune International Ltd, an exempted company limited by shares incorporated under the laws of Bermuda, to purchase its TransactPay business for approximately €45.0 million in cash, and an additional amount up to €5.0 million for contingent consideration tied to performance-based goals. TransactPay provides BIN Sponsorship, E-Money Licensing, and Virtual Account services in the UK and Europe. The transaction is expected to close in the third quarter of 2025 and is subject to the regulatory transfer of the E-Money Institution license and other customary closing conditions.
Power Finance Inc.
On February 3, 2023, the Company acquired all outstanding stock of Power Finance Inc. (“Power Finance”) for a base cash purchase price of $221.9 million. The purchase price does not include $53.1 million of contingent consideration tied to performance-based goals which were expected to be achieved within 12 months from the date of acquisition. The Company determined the acquisition-date fair value of the contingent consideration liability, based on the likelihood of payment related to the contingent earn-out clauses, as part of the consideration transferred.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
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
Of the $117.6 million postcombination compensation excluded from purchase consideration, approximately $32.4 million was recognized as non-cash postcombination compensation cost at closing as a result of the vesting provisions of the employee replacement awards on the acquisition date. The remaining $85.1 million is subject to continuous employment and will be recognized as postcombination cash compensation cost over a weighted-average period of 2.2 years. Postcombination expense recognized was $39.7 million and $36.4 million for the years ended December 31, 2024 and 2023 and is included within Compensation and benefits in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The financial results of Power Finance are included in the Company’s Consolidated Financial Statements from the date of acquisition. Separate operating results and pro forma results of operations for Power Finance have not been presented as the effect of this acquisition was not material to the Company’s financial results. Acquisition-related third-party transaction costs were $3.3 million for the year ended December 31, 2023 and are included in Professional services in the Consolidated Statements of Operations and Comprehensive Income (Loss). Transaction costs for the Power Finance acquisition were immaterial for the year ended December 31, 2024.
During the third quarter of 2023, the Company paid out $53.1 million as the performance-based goals tied to the contingent consideration were achieved during the second quarter of 2023.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

5.    Goodwill and Intangible Assets
Goodwill
Goodwill consisted of the following:

Balance as of December 31, 2022	$—
Goodwill from acquisition of Power Finance, Inc.	123,000
Measurement period adjustments	523
Balance as of December 31, 2023	$123,523
There were no changes to goodwill during the year ended December 31, 2024.
Intangibles Assets, net
Intangible assets consisted of the following as of the dates presented:

	December 31, 2024	December 31, 2023
Developed technology	$41,000	$41,000
Accumulated amortization	(11,226)	(5,369)
Intangibles, net	$29,774	$35,631
The amortization period for developed technology intangible assets is 7 years. Amortization expense for developed technology was $5.9 million for the years ended December 31, 2024 and 2023.
Expected future amortization expense for intangible assets was as follows as of December 31, 2024:

2025	$5,857
2026	5,857
2027	5,857
2028	5,857
2029	5,857
Thereafter	489
Total expected future amortization expense for intangible assets	$29,774
6.    Short-term Investments
The amortized cost, unrealized gain (loss), and estimated fair value of the Company's short-term investments consisted of the following:

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$168,504	$396	$—	$168,900
Asset-backed securities	10,444	65	—	10,509
Total short-term investments	$178,948	$461	$—	$179,409

Marqeta, Inc.
Notes to Consolidated Financial Statements
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
The Company did not have any short-term investments in unrealized loss positions as of December 31, 2024. The Company had four separate short-term investments in unrealized loss positions as of December 31, 2023. Generally, the Company does not intend to sell any short-term investments that have unrealized losses, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were no material realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2024 and 2023. For short-term investments that have unrealized losses, the Company evaluated whether (i) the Company has the intention to sell any of these investments, (ii) it is not more likely than not that the Company will be required to sell any of these available-for-sale debt securities before recovery of the entire amortized cost basis and (iii) the decline in the fair value of the investment is due to credit or non-credit related factors. Based on this evaluation, the Company determined that for its short-term investments, there were no material credit or non-credit related impairments as of December 31, 2024 and 2023.
The following table summarizes the stated maturities of the Company’s short-term investments:

	December 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due within one year	$112,750	$113,015	$90,438	$90,533
Due after one year through five years	66,198	66,394	177,278	178,191
Total	$178,948	$179,409	$267,716	$268,724

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

7.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$458,195	$—	$—	$458,195
U.S. treasury bills	214,189	—	—	214,189
Commercial paper	—	8,028	—	8,028
Corporate debt securities	—	53,238	—	53,238
Certificates of deposit	—	25,779	—	25,779
Short-term investments
U.S. treasury securities	168,900	—	—	168,900
Asset-backed securities	—	10,509	—	10,509
Total assets	$841,284	$97,554	$—	$938,838

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$627,983	$—	$—	$627,983
U.S. treasury bills	230,602	—	—	230,602
Short-term investments
U.S. treasury securities	240,256	—	—	240,256
U.S. agency securities	—	14,993	—	14,993
Asset-backed securities	—	10,500	—	10,500
Corporate debt securities	—	2,975	—	2,975
Total assets	$1,098,841	$28,468	$—	$1,127,309
The Company classifies money market funds, U.S. treasury bills, U.S. treasury securities, U.S. agency securities, asset-backed securities, certificates of deposit, commercial paper and corporate debt securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2024 and 2023.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

8. Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$7,193	$6,342
Inventory	3,676	4,309
Prepaid hosting and data costs	4,247	5,815
Accrued interest receivable	4,018	4,457
Prepaid insurance	1,786	2,678
Card program deposits	50	128
Contract assets	1,605	1,461
Other current assets	2,830	2,043
Prepaid expenses and other current assets	$25,405	$27,233
Property and Equipment, net
Property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Leasehold improvements	$8,110	8,110
Computer equipment	9,415	8,885
Furniture and fixtures	2,525	2,597
Internally developed and purchased software	47,300	19,324
	67,350	38,916
Accumulated depreciation and amortization	(29,827)	(20,152)
Property and equipment, net	$37,523	$18,764
Depreciation and amortization expense related to property and equipment was $11.6 million, $5.4 million, and $3.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company capitalized $25.9 million and $16.4 million as internal-use software development costs during the years ended December 31, 2024 and 2023, respectively.
Other Assets
Other assets consisted of the following:

	December 31, 2024	December 31, 2023
Contract assets, noncurrent	$10,981	$9,397
Deferred tax assets	396	495
Other noncurrent assets	8,998	6,695
Other assets	$20,375	$16,587

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued costs of revenue	$85,745	$73,645
Accrued compensation and benefits	45,754	42,095
Deferred revenue	13,593	11,829
Due to Issuing Banks	7,721	7,892
Accrued tax liabilities	5,434	4,929
Accrued professional services	3,567	4,559
Operating lease liabilities, current portion	4,627	3,908
Reserve for contract contingencies and processing errors	1,862	3,754
Other accrued liabilities	8,756	8,903
Accrued expenses and other current liabilities	$177,059	$161,514
Other Liabilities
Other liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Deferred revenue, net of current portion	$4,779	$4,071
Other long-term liabilities	1,552	520
Other liabilities	$6,331	$4,591
9.    Leases
In 2016, the Company entered into a lease agreement for its principal executive office located in Oakland, California (the “Oakland lease”), for 19,000 square feet of office space, which was subsequently amended resulting in a total of 63,000 square feet of office space being leased. The non-cancellable operating lease expires in February 2026 and includes options to extend the lease term, generally at the then-market rates. The Company excludes extension options that are not reasonably certain to be exercised from its lease terms. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. The Company is responsible for operating expenses that exceed the amount of base operating expenses as defined in the original lease agreement.
During the fourth quarter of 2024, the Company made a decision and ceased use of two floors which was identified as a triggering event to reassess the asset group and test for impairment. This assessment resulted in an impairment of the Oakland lease and recognition of a loss of $1.4 million included within Occupancy expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The estimated fair value of the right-of-use asset was measured on a nonrecurring basis determined using Level 3 inputs and is based on an income approach using probability weighted discounted future cash flows. See Note 2 “Significant Accounting Policies” on Impairment of Long-Lived Assets for details.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The Company's operating lease costs are as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$3,372	$3,372	$3,372
Variable lease cost	643	490	439
Short-term lease cost	483	247	435
Operating lease impairment	1,443	—	—
Total lease cost	$5,941	$4,109	$4,246
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining operating lease term (in years)	1.1	2.1
Weighted average discount rate	7.6%	7.7%
Maturities of operating lease liabilities by year are as follows as of December 31, 2024:

2025	$4,884
2026	879
Total lease payments	$5,763
Less imputed interest	(266)
Total operating lease liabilities	$5,497
10.    Commitments and Contingencies
Letters of Credit
In connection with the Oakland lease, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, and this deposit is classified as Restricted cash in the Consolidated Balance Sheets.
Purchase Obligations
As of December 31, 2024, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $151.4 million, payable over the next 3 years. These purchase obligations include $138.7 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
During the years ended December 31, 2024, 2023, and 2022, the Company contributed a total of $5.0 million, $5.5 million, and $5.8 million to its defined contribution plans, respectively.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of December 31, 2024 and 2023, there were no legal contingency matters, either individually or in aggregate, that the Company deemed probable that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time. As additional information becomes available, the Company reassesses the probability of the loss contingency and the potential liability, and may revise the estimate.
On December 9, 2024, a putative securities class action lawsuit, captioned Wai v. Marqeta, Inc., et al., Case No. 24-cv-08874 (N.D. Cal.), was filed in federal court in the Northern District of California (“Court”) against the Company, its Chief Executive Officer, and its Chief Financial Officer (“Defendants”) alleging violations of federal securities laws. The lawsuit asserts that during the putative class period of between August 7, 2024 and November 4, 2024, Defendants made false or misleading statements relating to the Company’s performance or revenue and gross profit expectations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
On December 10, 2024, a second putative securities class action lawsuit, captioned Ford v. Marqeta, Inc., et al., Case No. 24-cv-08892 (N.D. Cal.), was filed in the same Court against the same Defendants alleging violations of the same federal securities laws. The second lawsuit asserts similar theories of liability as the first lawsuit but alleges a broader putative class period of between May 7, 2024 and November 4, 2024 and some additional and/or different allegations on which the claims are based. Both lawsuits (collectively, the “Securities Actions”) seek to recover damages on behalf of shareholders who acquired shares of the Company’s common stock during their respective putative class periods. Several individuals filed motions to consolidate the Securities Actions and for appointment as lead plaintiff, which are scheduled for a hearing on March 18, 2025. We expect that the Securities Actions will be consolidated and proceed as one lawsuit after the Court appoints a lead plaintiff for the putative class. Given the inherent uncertainty of litigation, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or on the amount or range of any potential loss. The Company and the other Defendants intend to file a motion to dismiss the Securities Actions after the Court-appointed lead plaintiff files a consolidated amended complaint or otherwise designates the operative complaint for the Securities Actions.
Settlement of Payment Transactions
Generally, customers deposit a certain amount of pre-funding into accounts maintained at Issuing Banks to settle their payment transactions. Such pre-funding amounts may only be used to settle customers’ payment transactions and are not considered assets of the Company. As such, the funds held in customers’ accounts at Issuing Banks are not reflected on the Company’s Consolidated Balance Sheets. If a customer does not have sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the customer. At December 31, 2024 and 2023, we had $7.0 million in Restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks.
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
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

demands have been made upon the Company to provide indemnification under such agreements and there are no claims that the Company is aware of that could have a material effect on its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive (Income) Loss, or Consolidated Statements of Cash Flows.
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
The following table presents the share-based compensation expense recognized within the following line items in the Consolidated Statement of Operations and Comprehensive Income (Loss) and Consolidated Balance Sheet in the periods presented:

	Year Ended December 31,
	2024	2023	2022
Restricted stock units	$107,699	$99,648	$76,094
Stock options	23,732	26,323	28,816
Performance restricted stock units	4,041	—	—
Employee Stock Purchase Plan	1,090	1,554	2,619
Share-based compensation recorded within Compensation and benefits	136,562	127,525	107,529
Executive chairman long-term performance award	(144,617)	53,214	53,214
Property and equipment (capitalized internal-use software)	7,059	4,492	—
Total share-based compensation expense	$(996)	$185,231	$160,743
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
Performance Restricted Stock Units

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

During the first quarter of 2024, the Company granted performance-based restricted stock units (“PSUs”), under the 2021 Plan, to certain employees of the Company based on an initial target number. The final number of PSUs that may vest and settle depend upon the Company’s performance against pre-established performance metrics over a predefined performance period, contingent on the compensation committee’s approval of the level of achievement against the pre-established performance targets at the end of the fiscal year. The PSUs granted vest over three years and have a one year performance period with one-third of the PSUs subject to cliff vesting following the completion of the performance period then vesting in equal quarterly installments thereafter. Over the performance period, the number of PSUs that may be issued and the related share-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the number of PSUs issued could range from 0% to 200% of the target amount.
A summary of the Company's RSUs and PSUs activity under the Plans was as follows:

	Number of Units	Weighted-average grant date fair value per share
Balance as of December 31, 2022	34,147	$9.74
Granted	31,061	4.62
Vested	(14,129)	8.47
Canceled and forfeited	(12,901)	7.98
Balance as of December 31, 2023	38,178	$6.64
Granted	22,442	5.63
Vested	(18,274)	6.66
Canceled and forfeited	(8,540)	6.63
Balance as of December 31, 2024	33,806	$5.96
As of December 31, 2024, unrecognized compensation costs related to unvested RSUs and PSUs was $182.9 million. These costs are expected to be recognized over a weighted-average period of 1.9 years.

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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance as of January 1, 2022	44,185	$13.31	8.46	$279,242
Granted	4,183	10.16
Exercised	(7,786)	1.20
Canceled and forfeited	(4,426)	6.60
Balance as of December 31, 2022	36,156	$16.37	7.67	$29,101
Granted	6,080	5.35
Exercised	(3,353)	1.58
Canceled and forfeited	(2,213)	13.24
Balance as of December 31, 2023	36,670	$16.09	7.45	$24,481
Granted	—	0.00
Exercised	(185)	1.10
Canceled and forfeited	(21,523)	21.01
Balance as of December 31, 2024	14,962	$9.19	5.82	$5,819
Exercisable as of December 31, 2024(2)	12,079	$9.60	5.33	$5,819
Vested as of December 31, 2024	11,666	$9.53	5.28	$5,819
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options. Accordingly, options granted under this plan are included as exercisable stock options regardless of vesting status.
The weighted-average grant date fair value of options granted during the years ended December 31, 2023, and 2022, was $3.52 and $5.89, per share, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022, was $0.8 million, $12.2 million, and $61.6 million, respectively.
The total grant-date fair value of options vested during the years ended December 31, 2024, 2023, and 2022, was $42.4 million, $61.8 million, and $40.0 million, respectively.
As of December 31, 2024, aggregate unrecognized compensation costs related to unvested outstanding stock options was $13.2 million. These costs are expected to be recognized over a weighted-average period of 1.4 years.
The fair values of stock options granted were estimated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	70.78%	61.52%
Expected term (in years)	6.04	6.08
Risk-free interest rate	3.78%	2.32%

The Company did not grant any stock options during the year ended December 31, 2024.

Marqeta, Inc.
Notes to Consolidated Financial Statements
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
12.    Stockholders’ Equity Transactions
Warrants to Purchase Common Stock
In 2021 and 2020, the Company issued warrants to customers to purchase up to 1.2 million and 0.8 million shares of the Company’s common stock, respectively. These warrants vest based on certain performance conditions that include issuing a specific percentage of new cards on the Company’s platform over a defined measurement period and reaching certain annual transaction count thresholds over the contract term, respectively. All warrants have an exercise price of $0.01 per share. These warrants are classified as equity instruments and are treated as consideration payable to a customer. The grant date fair values of these warrants are recorded as a reduction to net revenue over the term of the respective customer contract based on the expected pattern of processing volume generated by the customer and the probability of vesting conditions being met.
As of December 31, 2024 and 2023, 1.2 million and 1.1 million warrants were vested, respectively. The Company recorded $1.7 million and $5.5 million as a reduction of net revenue related to these warrants during the years ended December 31, 2024 and 2023, respectively. Upon vesting, the fair value of the vested warrants are recorded into the Company’s additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the customer over the original terms of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
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
During the year ended December 31, 2024 the Company repurchased 5.2 million shares in the open market for $32.8 million, including transaction costs and excise taxes, at an average price of $6.27 under the 2023 Share Repurchase Program. During the year ended December 31, 2023, the Company repurchased 31.3 million shares in the open market for $169.4 million under the 2023 Share Repurchase Program, for an average price of $5.41. Repurchases under the 2023 Share Repurchase Program were completed as of March 31, 2024.
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
During the year ended December 31, 2024, the Company repurchased approximately 23.2 million shares in the open market and in privately negotiated transactions for $119.5 million under the 2024 Share Repurchase Program, for an average price of $5.16, respectively. The total price of the shares repurchased and the related transaction costs and excise taxes of $1.2 million during the year ended December 31, 2024 are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Consolidated Balance Sheets. As of December 31, 2024 $80.5 million remained available for future share repurchases under the 2024 Share Repurchase Program.
On February 25, 2025, the Company’s Board of Directors authorized an additional share repurchase program of up to $300 million of the Company’s Class A common stock (the “2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The 2025 Share Repurchase Program has no set expiration date.
13.    Restructuring
During the second quarter of 2023, the Company approved a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses and improve profitability by reducing the Company’s workforce. The net restructuring charges incurred in connection with the Restructuring Plan was approximately $8.7 million, which was completed as of December 31, 2023.
The Company recorded $8.7 million in restructuring charges during the year ended December 31, 2023, which consisted of $14.6 million primarily related to one-time severance and benefit payments, as well as a net reduction of stock-based compensation of $2.9 million related to the vesting of certain equity awards and the forfeiture of certain equity awards which are accounted for as occurred. Additionally, the Company reduced previously accrued bonuses for impacted employees of $2.9 million due to the terms of the Restructuring Plan. These costs were included in Compensation and benefits in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes the Company’s restructuring liability that was included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet:

Marqeta, Inc.
Notes to Consolidated Financial Statements
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
The Company calculated basic and diluted net income (loss) per share attributable to common stockholders as follows::

	Year Ended December 31,
	2024		2023 (1)		2022 (1)
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to common stockholders, basic	$24,938	$2,349	$(199,108)	$(23,854)	$(142,650)	$(42,130)
Net income (loss) attributable to common stockholders, diluted	$24,808	$2,479	$(199,108)	$(23,854)	$(142,650)	$(42,130)
Denominator
Weighted-average shares used in computing basic Net income (loss) per share attributable to common stockholders	467,071	43,993	475,564	56,976	421,043	124,349
Effect of dilutive potential shares of common stock	4,646	3,135	—	—	—	—
Weighted-average shares used in computing diluted Net income (loss) per share attributable to common stockholders	471,717	47,128	475,564	56,976	421,043	124,349

Net income (loss) per share attributable to common stockholders, basic	$0.05	$0.05	$(0.42)	$(0.42)	$(0.34)	$(0.34)
Net income (loss) per share attributable to common stockholders, diluted	$0.05	$0.05	$(0.42)	$(0.42)	$(0.34)	$(0.34)
(1) The prior period Net income (loss) per share for Class A and Class B common stock has been presented separately to conform with current period presentation, which had no impact on our previously reported basic or diluted Net income (loss) per share.
As liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting income (loss) per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect were as follows:

	Year Ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Warrants to purchase Class B common stock	—	—	—	1,900	—	1,900
Stock options outstanding, including early exercise of options	8,136	13,880	8,490	28,180	3,740	32,416
Unvested RSUs outstanding	21,111	259	37,493	684	31,827	2,320
Shares committed under the ESPP	—	—	253	—	409	—
Total	29,247	14,139	46,236	30,764	35,976	36,636

15.    Income Tax
The components of loss before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$28,872	$(231,790)	$(185,612)
Foreign	(792)	1,215	730
Income (loss) before income tax expense	$28,080	$(230,575)	$(184,882)
The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	126	83	353
Foreign	569	(139)	18
	695	(56)	371
Deferred:
Federal	—	(6,347)	—
State	—	(2,025)	—
Foreign	98	815	(473)
	98	(7,557)	(473)
Total:
Federal	—	(6,347)	—
State	126	(1,942)	353
Foreign	667	676	(455)
Income tax expense (benefit)	$793	$(7,613)	$(102)

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Taxes at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	5.9%	6.5%	4.6%
Share-based compensation	14.0%	(3.1)%	3.9%
Executive compensation	(77.2)%	(11.0)%	(13.8)%
Research and development credits	(32.5)%	17.0%	—%
Change in uncertain tax positions	8.1%	(4.2)%	—%
Mergers and acquisitions	1.7%	3.5%	—%
Nondeductible compensation	33.3%	(7.4)%	—%
Other	1.6%	(1.6)%	1.4%
Change in valuation allowance	26.9%	(17.4)%	(17.0)%
Effective tax rate	2.8%	3.3%	0.1%
Deferred tax assets and liabilities consist of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Federal and state net operating losses	$46,108	$50,498
Research and development credits	34,556	27,729
Property and equipment	940	586
Accruals and other	10,675	9,016
Share-based compensation	8,087	10,484
Research and development capitalization expenditures	40,453	36,743
Reserve for contract contingencies and processing errors	465	951
Deferred revenue	1,174	1,018
Lease liability	1,277	2,288
Total deferred tax assets	143,735	139,313
Less valuation allowance	(135,697)	(128,150)
Total deferred tax assets, net of valuation allowance	8,038	11,163
Deferred tax liabilities:
Intangibles	(7,061)	(9,025)
Right-of-use asset	(581)	(1,643)
Total deferred tax liabilities	(7,642)	(10,668)
Net deferred tax assets	$396	$495

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that it is more likely than not that its U.S. deferred tax assets will not be utilized and has recorded a full valuation allowance against its net deferred tax assets in the U.S. jurisdiction. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses and expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2024 and 2023 included historical and projected future operating losses. As a result, the Company concluded that an additional valuation allowance of $7.5 million and $29.3 million was required to reflect the change in its deferred tax assets prior to valuation allowance during 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company considered it more likely than not that substantially all of its deferred tax assets would not be realized.
As of December 31, 2024, the Company had net operating loss carryforwards of approximately $175.6 million and $153.1 million for federal and state tax purposes, respectively. Of the Company's federal net operating loss carryforwards as of December 31, 2024, $157.5 million can be carried forward indefinitely but is limited to 80% of taxable income. If not utilized, the federal and state net operating carryforwards will begin to expire in 2035 and 2025, respectively.
In addition, the Company had research and development tax credit carryforwards of approximately $34.6 million for federal income tax purposes and $14.2 million for California tax purposes. If not utilized, the federal research and development tax credit carryforwards will begin to expire in 2031. The California state research credit can be carried forward indefinitely.
Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company's ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company has experienced an ownership change. As of December 31, 2024, the Company has concluded that it has experienced ownership changes since inception and that its utilization of net operating loss carryforwards and other tax attributes will be subject to annual limitations.
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
A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$9,800	$—	$—
Additions based on uncertain tax positions related to the current period	2,399	3,238	—
Additions based on uncertain tax positions related to the prior periods	—	6,562	—
Ending balance	$12,199	$9,800	$—

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within our tax provision for income taxes. The Company did not accrue any interest or penalties during the year ended December 31, 2024. The Company had $12.2 million of gross unrecognized tax benefits as of December 31, 2024, which would not affect its effective tax rate if recognized due to the Company’s valuation allowance. The Company expects no significant increases or decreases to its unrecognized benefits within the next twelve months.
16.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash on deposit with financial institutions may exceed federally insured limits.
As of December 31, 2024, short-term investments were $179.4 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of this total balance, except for U.S. Treasury securities, which amounted to $168.9 million, or 94%, of the short-term investments. As of December 31, 2024, all debt securities within the Company's portfolio were investment grade.
As of December 31, 2023, short-term investments were $268.7 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $255.2 million, or 95% of the short-term investments. As of December 31, 2023, all debt securities within the Company's portfolio were investment grade.
A significant portion of the Company's payment transactions is settled through one Issuing Bank, Sutton Bank. For the years ended December 31, 2024, 2023 and 2022, 70%, 76% and 82% of Total Processing Volume was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue and accounts receivable is derived from a single customer. The following provides net revenue as a percentage of total net revenue and customers' receivables as a percentage of total customers receivables for our significant customers:

	Percent of Net Revenue for the Year Ended December 31,
	2024	2023	2022
Customer A	47%	68%	71%

	Percent of Customers' Receivables as of December 31,
	2024	2023
Customer A	10%	*
Customer B	*	11%
Customer C	13%	*
* - Did not exceed 10% in the reporting period presented
17.    Segment Information
The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer, who regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company provides a single, global, cloud-based, open API platform for modern card issuing and transaction processing, and primarily earns revenue from processing card transactions for its customers. As such, the Company operates as a single operating segment and reporting unit.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss) as the measure of profit and loss and consolidated total assets. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses net income (loss) in the annual budgeting process and subsequent monitoring of budget versus actual results as well as in assessing the return on consolidated total assets.

The following is the information used by the CODM in assessing segment performance:

	Year Ended December 31,
	2024	2023	2022
Net revenue	$506,995	$676,171	$748,206
Cost of revenue	155,146	346,657	428,205
Gross profit	351,849	329,514	320,001
Significant expenses:
Employee compensation and benefits	261,033	318,856	254,351
Share based compensation	136,562	127,525	107,529
Professional services	20,057	21,679	23,479
Technology	60,059	55,612	52,361
Occupancy and equipment	5,995	4,361	4,514
Depreciation and amortization	17,460	10,741	3,853
Marketing and advertising	2,986	2,566	3,995
Other operating expenses	16,780	17,975	26,513
Executive Chairman Long-Term Performance Award	(144,617)	53,214	53,214
Interest income	53,411	52,613	19,829
Other income (expense)	(865)	(173)	5,097
Income tax expense (benefit)	793	(7,613)	(102)
Segment and consolidated net income (loss)[1]	$27,287	$(222,962)	$(184,780)
1 - The Company operates as a single reportable segment that is managed on a consolidated basis, therefore the Company’s segment net income (loss) is the same as the Company’s consolidated net income (loss).
For the years ended December 31, 2024, 2023, and 2022, net revenue outside of the United States, based on the billing address of the customer, was 10%, 5%, and 3%, respectively.
As of December 31, 2024 and 2023, long-lived assets located outside of the United States were not material and not used by the CODM in assessing and evaluating financial performance and allocating resources.
18.    Related Party Transactions
The Company may enter into transactions with related parties.
The Company had an equity method investment in a private company, which was a related party up until the investment was sold in October 2022. During the year December 31, 2022, the Company earned net revenue of $2.7 million from the private company.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

19.    Subsequent Event
On February 26, 2025, the Company announced that the board of directors has appointed Michael (Mike) Milotich as Interim Chief Executive Officer (Principal Executive Officer), effective immediately. Mr. Milotich will also continue to serve in his current role of Chief Financial Officer. Mr. Milotich succeeds Simon Khalaf, who has stepped down as Chief Executive Officer and as a director as of February 24, 2025.

Mr. Milotich will continue to serve as the Company’s Principal Financial Officer and Principal Accounting Officer while he serves as Chief Executive Officer in an interim capacity until a successor for such position is appointed.

Mr. Khalaf is eligible to receive the benefits specified in the Marqeta Executive Severance Plan, if the conditions specified in such plan are met. The Company does not consider these benefits material.

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
Based on such evaluation, our management has concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.
Material Weakness Remediation
As previously disclosed with the audit of our consolidated financial statements for the year ended December 31, 2023, we identified the following material weaknesses:

1.In the period ended March 31, 2023, management identified a material weakness related to the accounting for our acquisition of Power Finance, including a lack of sufficient precision in the performance of reviews supporting the purchase price allocation accounting, and a lack of timely oversight over third-party specialists and the reports they produced to support the accounting for the Power Finance acquisition.

2.For the period ended December 31, 2023, management identified a material weakness related to information technology general controls in user access over certain information technology systems that support the Company’s revenue and related financial reporting processes.

During the year ended December 31, 2024, the Company implemented measures designed to remediate the control deficiencies contributing to the material weaknesses. These remediation actions included refining the design of our review controls surrounding purchase price allocation accounting—providing more robust oversight of third-party specialists’ work and improving the precision of management review activities—as well as conducting additional training and awareness programs addressing user access requirements and policies, increasing oversight and verification of user access controls, and implementing new tools to administer user access more effectively. These efforts resulted in the remediation of the previously identified material weaknesses as of December 31, 2024.
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

Item 9B. Other Information
(b) During the last fiscal quarter of 2024, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2024.

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
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256154	3.2	May 24, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256154	3.4	May 24, 2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256154	4.1	May 14, 2021
4.2	Amended and Restated Investors Rights Agreement, dated May 27, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-256154	4.2	May 14, 2021
4.3	Warrant to Purchase Stock issued to Comerica Ventures Incorporated by the Registrant, dated October 11, 2013.	S-1	333-256154	4.3	May 14, 2021
4.4	Warrant to Purchase Stock issued to Comerica Ventures Incorporated by the Registrant, dated October 11, 2013.	S-1	333-256154	4.4	May 14, 2021
4.5†	Warrant to Purchase Common Stock issued to Uber Technologies, Inc. by the Registrant, dated September 15, 2020, as amended on January 7, 2021.	S-1/A	333-256154	4.7	May 24, 2021
4.6†	Warrant to Purchase Common Stock issued to Square, Inc. by the Registrant, dated March 13, 2021.	S-1	333-256154	4.8	May 14, 2021
4.7†	Warrant to Purchase Common Stock issued to Ramp Business Corporation by the Registrant, dated March 31, 2021.	S-1/A	333-256154	4.9	May 24, 2021
4.8	Description of the Registrant’s Securities.	10-K	001-40465	4.8	March 11, 2022
10.1#	Form of Amended and Restated Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-K	001-40465	10.1	February 28, 2023
10.2#	Amended and Restated 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256154	10.2	May 14, 2021
10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-256154	10.3	June 1, 2021
10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256154	10.4	June 1, 2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256154	10.5	May 24, 2021
10.6#	Executive Severance Plan.	S-1/A	333-256154	10.6	May 24, 2021
10.7#	Amended Non-Employee Director Compensation Policy.	8-K	001-40465	10.1	July 19, 2024
10.8#	Form of Director Offer Letter.	S-1	333-256154	10.12	May 14, 2021
10.9#*	Offer Letters between the Registrant and Simon Khalaf dated May 25, 2022 and January 26, 2023.	10-K	001-40465	10.9	February 28, 2023
10.10#	Offer Letter between the Registrant and Mike Milotich dated February 3, 2022.	10-K	001-40465	10.16	March 11, 2022
10.11#	Offer Letter between the Registrant and Randy Kern dated May 20, 2021.	10-K	001-40465	10.12	February 28, 2023

10.12#	Transition Agreement by and between Marqeta, Inc. and Randy Kern, dated November 8, 2024.	8-K/A	001-40465	10.1	November 12, 2024
10.13#	Offer Letters between the Registrant and Todd Pollak, dated November 4, 2022 and January 26, 2023.	10-Q	001-40465	10.3	May 7, 2024
10.14#	Offer Letter between the Registrant and Crystal Sumner, dated January 6, 2023.	10-Q	001-40465	10.4	May 7, 2024
10.15	Lease Agreement by and between the Registrant and MACH II 180 LLC, dated on or about March 1, 2016, as amended on November 8, 2017, March 14, 2019, and November 7, 2019.	10-K	001-40465	10.13	February 28, 2024
10.16†	Master Services Agreement by and between the Registrant and Square, Inc., dated April 19, 2016, as amended on September 1, 2016, October 18, 2016, December 24, 2016, June 30, 2017, August 2, 2017, October 1, 2017, April 1, 2018, June 6, 2019, September 20, 2019, February 7, 2020, November 18, 2020, November 18, 2020, March 13, 2021, May 21, 2021, January 27, 2022, and March 1, 2023.	10-Q	001-40465	10.4	May 9, 2023
10.17*†	Amendment No. 23 to the Master Services Agreement by and between the Registrant and Square, Inc. dated December 18, 2024.
10.18*†	Amendment No. 22 to the Master Services Agreement by and between the Registrant and Square, Inc. dated October 28, 2024.
10.19*†	Amendment No. 21 to the Master Services Agreement by and between the Registrant and Square, Inc. dated October 4, 2024.
10.20†	Amendment to Amendment No. 19 to the Master Services Agreement by and between the Registrant and Square, Inc. dated May 10, 2024.	10-Q	001-40465	10.1	August 7, 2024
10.21†	Amendment No. 19 to the Master Services Agreement by and between the Registrant and Square, Inc. dated November 3, 2023.	10-K	001-40465	10.15	February 28, 2024
10.22	Amendment No. 18 to the Master Services Agreement by and between the Registrant and Square, Inc. dated September 26, 2023.	10-Q	001-40465	10.1	November 8, 2023
10.23†	Amendment No. 17 to the Master Services Agreement by and between the Registrant and Square Inc. dated August 4, 2023.	8-K/A	001-40465	10.1	August 11, 2023
10.24†	Amended and Restated Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated April 1, 2016, as amended on December 31, 2017, September 1, 2018, August 1, 2020, July 1, 2021, and January 23, 2023.	10-Q	001-40465	10.1	August 8, 2023
10.25*	Eighth Amendment to the Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated November 15, 2024.
10.26	Seventh Amendment to the Amended and Restated Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated April 4, 2024.	10-Q	001-40465	10.1	May 7, 2024
10.27†	Addendum to the Amended and Restated Prepaid Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated January 19, 2024.	10-Q	001-40465	10.2	May 7, 2024
16.1	Letter from Ernst & Young LLP dated March 7, 2024.	8-K	001-40465	16.1	March 1, 2024
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)
31.1*	Certification of the Principal Executive and Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-40465	97.1	February 28, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: February 26, 2025	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Interim Chief Executive Officer & Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Milotich and Crystal Sumner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael (Mike) Milotich	Interim Chief Executive Officer & Chief Financial Officer	February 26, 2025
Michael (Mike) Milotich	(Principal Executive, Financial, and Accounting Officer)

/s/ Judson Linville	Director	February 26, 2025
Judson Linville

/s/ Najuma Atkinson	Director	February 26, 2025
Najuma Atkinson

/s/ Alpesh Chokshi	Director	February 26, 2025
Alpesh Chokshi

/s/ Martha Cummings	Director	February 26, 2025
Martha Cummings

/s/ Jason Gardner	Director	February 26, 2025
Jason Gardner

/s/ R. Mark Graf	Director	February 26, 2025
R. Mark Graf

/s/ Kiran Prasad	Director	February 26, 2025
Kiran Prasad

/s/ Helen Riley	Director	February 26, 2025
Helen Riley

/s/ Godfrey Sullivan	Director	February 26, 2025
Godfrey Sullivan