Form 10-Q
period 2025-03-31
Marqeta, Inc.
filed 2025-05-07
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 434,975,915 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 33,293,141 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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
•our future financial performance and any fluctuations in such performance, including our net revenue, costs of revenue, gross profit, and operating expenses, and our ability to achieve future profitability;
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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described or incorporated by reference in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Marqeta”, the “Company”, the “Registrant,” “we”, “us”, “our”, or similar references are to Marqeta, Inc. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$830,897	$923,016
Restricted cash	8,500	8,500
Short-term investments	157,540	179,409
Accounts receivable, net	28,429	29,988
Settlements receivable, net	14,408	16,203
Network incentives receivable	64,940	66,776
Prepaid expenses and other current assets	29,943	25,405
Total current assets	1,134,657	1,249,297
Operating lease right-of-use assets, net	2,177	2,712
Property and equipment, net	42,580	37,523
Intangible assets, net	28,310	29,774
Goodwill	123,523	123,523
Other assets	18,380	20,375
Total assets	$1,349,627	$1,463,204
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,550	$527
Revenue share payable	209,415	193,399
Accrued expenses and other current liabilities	146,008	177,059
Total current liabilities	356,973	370,985
Operating lease liabilities, net of current portion	26	870
Other liabilities	5,368	6,331
Total liabilities	362,367	378,186
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 and 100,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value: 1,500,000 and 1,500,000 Class A shares authorized, 447,683 and 470,824 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. 600,000 and 600,000 Class B shares authorized, 33,295 and 33,472 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	48	50
Additional paid-in capital	1,793,656	1,883,190
Accumulated other comprehensive loss	(276)	(314)
Accumulated deficit	(806,168)	(797,908)
Total stockholders’ equity	987,260	1,085,018
Total liabilities and stockholders’ equity	$1,349,627	$1,463,204
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	$139,073	$117,968
Costs of revenue	40,394	33,807
Gross profit	98,679	84,161
Operating expenses:
Compensation and benefits	86,050	94,990
Technology	14,811	13,118
Professional services	5,695	3,870
Occupancy	917	1,094
Depreciation and amortization	5,331	3,537
Marketing and advertising	469	378
Other operating expenses	3,944	3,905
Executive chairman long-term performance award	—	13,121
Total operating expenses	117,217	134,013
Loss from operations	(18,538)	(49,852)
Other income, net	10,513	13,926
Loss before income tax expense	(8,025)	(35,926)
Income tax expense	235	134
Net loss	$(8,260)	$(36,060)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	126	(112)
Net change in unrealized loss on short-term investments	(88)	(1,474)
Net other comprehensive income (loss)	38	(1,586)
Comprehensive loss	$(8,222)	$(37,646)

Net loss per share attributable to Class A and Class B common stockholders
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders
Basic	501,222	517,987
Diluted	501,222	517,987
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance as of December 31, 2024	504,296	50	1,883,190	(314)	(797,908)	1,085,018
Issuance of common stock upon exercise of options	380	—	1,444	—	—	1,444
Issuance of common stock upon net settlement of restricted stock units	2,527	—	(7,101)	—	—	(7,101)
Share-based compensation	—	—	28,437	—	—	28,437
Repurchase and retirement of common stock, including excise tax	(26,225)	(2)	(112,314)	—	—	(112,316)
Change in accumulated other comprehensive loss	—	—	—	38	—	38
Net loss	—	—	—	—	(8,260)	(8,260)
Balance as of March 31, 2025	480,978	$48	$1,793,656	$(276)	$(806,168)	$987,260

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance as of December 31, 2023	520,343	$52	$2,067,776	$762	$(825,195)	$1,243,395
Issuance of common stock upon exercise of options	98	—	49	—	—	49
Issuance of common stock upon net settlement of restricted stock units	2,806	—	(10,917)	—	—	(10,917)
Vesting of common stock warrants	—	—	2,100	—	—	2,100
Share-based compensation	—	—	33,393	—	—	33,393
Executive chairman long-term performance award	—	—	13,121	—	—	13,121
Repurchase and retirement of common stock, including excise tax	(5,238)	—	(32,830)	—	—	(32,830)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,586)	—	(1,586)
Net loss	—	—	—	—	(36,060)	(36,060)
Balance as of March 31, 2024	518,009	$52	$2,072,692	$(824)	$(861,255)	$1,210,665

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,260)	$(36,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,331	3,537
Share-based compensation expense	25,915	31,313
Executive chairman long-term performance award	—	13,121
Non-cash operating leases expense	535	674
Accretion of discount on short-term investments	(396)	(978)
Other	364	181
Changes in operating assets and liabilities:
Accounts receivable	1,312	(4,271)
Settlements receivable	1,795	(6,589)
Network incentives receivable	1,836	(416)
Prepaid expenses and other assets	(2,543)	538
Accounts payable	1,023	115
Revenue share payable	16,016	16,219
Accrued expenses and other liabilities	(31,837)	(16,020)
Operating lease liabilities	(1,104)	(938)
Net cash provided by operating activities	9,987	426
Cash flows from investing activities:
Purchases of property and equipment	(1,266)	(1,191)
Capitalization of internal-use software	(6,059)	(5,307)
Maturities of short-term investments	22,186	40,000
Net cash provided by investing activities	14,861	33,502
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	1,444	49
Taxes paid related to net share settlement of restricted stock units	(7,101)	(10,917)
Repurchase of common stock	(111,310)	(33,675)
Net cash used in financing activities	(116,967)	(44,543)
Net decrease in cash, cash equivalents, and restricted cash	(92,119)	(10,615)
Cash, cash equivalents, and restricted cash- Beginning of period	931,516	989,472
Cash, cash equivalents, and restricted cash - End of period	$839,397	$978,857
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$830,897	$970,357
Restricted cash	8,500	8,500
Total cash, cash equivalents, and restricted cash	$839,397	$978,857
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$1,142	$2,982
Share-based compensation capitalized to internal-use software	$2,522	$2,080
Repurchase of common stock, including excise tax, accrued and not yet paid	$1,006	$146
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 26, 2025. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.
Reclassifications
Prior period amounts related to our Executive Chairman Long-Term Performance Award have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make various estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions include, but are not limited to, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the estimation of contingent liabilities, the fair value of equity awards and warrants, share-based compensation, the estimation of variable consideration in contracts with customers, the reserve for contract contingencies and processing errors and valuation of income taxes. Actual results could differ materially from these estimates.

Business Risks and Uncertainties
The Company has incurred net losses each quarter since its inception with the exception of the quarter ended June 30, 2024. The Company had an accumulated deficit of $806.2 million as of March 31, 2025. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies and continued development of the existing platform infrastructure. The Company believes that its cash and cash equivalents of $830.9 million and short-term investments of $157.5 million as of March 31, 2025 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
2.    Summary of Significant Accounting Policies
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is evaluating the effect of adopting the new disclosure requirements.
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
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended March 31,
	2025	2024
Platform services revenue, net	$131,867	$113,935
Other services revenue	7,206	4,033
Total net revenue	$139,073	$117,968

Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	March 31, 2025	December 31, 2024
Contract assets - current	Prepaid expenses and other current assets	$1,670	$1,605
Contract assets - non-current	Other assets	9,454	10,981
Total contract assets		$11,124	$12,586
Deferred revenue - current	Accrued expenses and other current liabilities	$10,457	$13,593
Deferred revenue - non-current	Other liabilities	4,808	4,779
Total deferred revenue		$15,265	$18,372
Net revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the deferred revenue balances at the beginning of the respective periods was $4.6 million and $2.6 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of March 31, 2025, the aggregate amount of the transaction price allocated to our remaining performance obligations was $47.5 million. The Company expects to recognize approximately 63% within two years and the remaining 37% over the next three to five years.
4.    Business Combinations
TransactPay
On December 23, 2024, the Company entered into an agreement with Neptune International Ltd, an exempted company limited by shares incorporated under the laws of Bermuda, to purchase its TransactPay business for approximately €45.0 million in cash, and an additional amount up to €5.0 million for contingent consideration tied to performance-based goals. TransactPay provides BIN Sponsorship, E-Money Licensing, and Virtual Account services in the UK and Europe. The transaction is expected to close by the end of the third quarter of 2025 and is subject to the regulatory transfer of the E-Money Institution license and other customary closing conditions.

5.    Intangible Assets, net
Intangible assets resulting from the Company’s business combination consisted of the following as of the dates presented:

	March 31, 2025	December 31, 2024
Developed technology	$41,000	$41,000
Accumulated amortization	(12,690)	(11,226)
Intangible assets, net	$28,310	$29,774
The amortization period for developed technology intangible assets is 7 years. Amortization expense for intangible assets was $1.5 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
Expected future amortization expense for intangible assets was as follows as of March 31, 2025:

Remainder of 2025	4,393
2026	5,857
2027	5,857
2028	5,857
Thereafter	6,346
Total expected future amortization expense for intangible assets	$28,310
6.    Short-term Investments
The Company's short-term investments are accounted for as securities available-for-sale and are classified within Current assets in the Condensed Consolidated Balance Sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity.
The amortized cost, unrealized gain, and estimated fair value of the Company's short-term investments consisted of the following:

	March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$147,099	$329	$—	$147,428
Asset-backed securities	10,060	52	—	10,112
Total short-term investments	$157,159	$381	$—	$157,540

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Short-term investments
U.S. treasury securities	$168,504	$396	$—	$168,900
Asset-backed securities	10,444	65	—	10,509
Total short-term investments	$178,948	$461	$—	$179,409
The Company did not have any short-term investments in unrealized loss positions as of March 31, 2025 and December 31, 2024. Generally, the Company does not intend to sell any short-term investments that have unrealized losses, nor anticipates that it is more likely than not that the Company will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.

There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024, respectively. The Company determined there were no material credit or non-credit related impairments as of March 31, 2025.
The following table summarizes the stated maturities of the Company’s short-term investments:

	March 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$115,227	$115,425	$112,750	$113,015
Due after one year through four years	41,932	42,115	66,198	66,394
Total	$157,159	$157,540	$178,948	$179,409
7.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$377,756	$—	$—	$377,756
U.S. treasury bills	225,889	—	—	225,889
Commercial paper	—	1,438	—	1,438
Corporate debt securities	—	67,848	—	67,848
Certificates of deposit	—	18,821	—	18,821
Short-term investments
U.S. treasury securities	147,428	—	—	147,428
Asset-backed securities	—	10,112	—	10,112
Total assets measured at fair value	$751,073	$98,219	$—	$849,292

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$458,195	$—	$—	$458,195
U.S. treasury bills	214,189	—	—	214,189
Commercial paper	—	8,028	—	8,028
Corporate debt securities	—	53,238	—	53,238
Certificate of deposit	—	25,779	—	25,779
Short-term investments
U.S. treasury securities	168,900	—	—	168,900
Asset-backed securities	—	10,509	—	10,509
Total assets measured at fair value	$841,284	$97,554	$—	$938,838

The Company classifies money market funds, U.S. treasury bills, commercial paper, certificates of deposit, U.S. treasury securities, asset-backed securities, and corporate debt securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2025 and the year ended December 31, 2024.
8.    Certain Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Leasehold improvements	$8,110	$8,110
Computer equipment	9,589	9,415
Furniture and fixtures	2,525	2,525
Internally developed and purchased software	55,959	47,300
	76,183	67,350
Accumulated depreciation and amortization	(33,603)	(29,827)
Property and equipment, net	$42,580	$37,523
Depreciation and amortization expense related to property and equipment was $3.9 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.
The Company capitalized $8.6 million and $7.5 million as internal-use software development costs during the three months ended March 31, 2025, and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued costs of revenue	$88,322	$85,745
Accrued compensation and benefits	14,610	45,754
Deferred revenue	10,457	13,593
Due to issuing banks	7,721	7,721
Accrued tax liabilities	6,681	5,434
Accrued professional services	1,870	3,567
Operating lease liabilities, current portion	4,367	4,627
Reserve for contract contingencies and processing errors	—	1,862
Other accrued liabilities	11,980	8,756
Accrued expenses and other current liabilities	$146,008	$177,059
9.    Commitments and Contingencies
Letters of Credit
In connection with the Oakland lease, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution, which deposit is classified as Restricted cash in the Condensed Consolidated Balance Sheets.
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of March 31, 2025 and December 31, 2024, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time the financials are available to be issued. As additional information becomes available, the Company reassesses the probability of the loss contingency and the potential liability, and may revise the estimate.
On December 9, 2024, a putative securities class action lawsuit, captioned Wai v. Marqeta, Inc., et al., Case No. 24-cv-08874 (N.D. Cal.), was filed in federal court in the Northern District of California (“Court”) against the Company, its former Chief Executive Officer, and its Chief Financial Officer (“Defendants”) alleging violations of federal securities laws. The lawsuit asserts that Defendants made false or misleading statements relating to the Company’s performance or revenue and gross profit expectations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
On December 10, 2024, a second putative securities class action lawsuit, captioned Ford v. Marqeta, Inc., et al., Case No. 24-cv-08892 (N.D. Cal.), was filed in the same Court against the same Defendants alleging violations of the same federal securities laws. The second lawsuit asserts similar theories of liability as the first lawsuit. Both lawsuits (collectively, the “Securities Actions”) seek to recover damages on behalf of shareholders who acquired shares of the Company’s common stock during their respective putative class periods. The Securities Actions have been consolidated into one consolidated securities litigation captioned In re Marqeta, Inc. Securities Litigation, Case No. 24-08874-YGR (N.D. Cal) and the Court has appointed a lead plaintiff and lead plaintiff’s counsel in the matter. On April 10, 2025, the lead plaintiff filed a consolidated amended complaint, which alleges a putative class period of between February 28, 2024 and November 4, 2024. The Company and the other Defendants intend to file a motion to dismiss the consolidated amended complaint by May 15, 2025.
Given the inherent uncertainty of litigation, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss.
Settlement of Payment Transactions
Generally, customers deposit a certain amount of pre-funding into accounts maintained at Issuing Banks to settle their payment transactions. Such pre-funding amounts may only be used to settle customers’ payment transactions and are not considered assets of the Company. As such, the funds held in customers’ accounts at Issuing Banks are not reflected on the Company’s Condensed Consolidated Balance Sheets. If a customer does not have sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the customer. The Company did not incur losses of this nature during the three months ended March 31, 2025 and 2024, respectively.
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
10.    Stock Incentive Plans
The following table presents the share-based compensation expense by award type recognized within the following line items in the Condensed Consolidated Statement of Operations and Comprehensive Loss and Condensed Consolidated Balance Sheet in the periods presented:

	Three Months Ended March 31,
	2025	2024
Restricted stock units	$23,536	$24,163
Stock options	2,274	6,611
Performance restricted stock units	(81)	240
Employee Stock Purchase Plan	186	299
Share-based compensation recorded within Compensation and benefits	25,915	31,313
Executive chairman long-term performance award	—	13,121
Property and equipment (capitalized internal-use software)	2,522	2,080
Total share-based compensation expense (benefit)	$28,437	$46,514
Restricted Stock Units and Performance Share Units
A summary of the Company's RSUs and PSUs activity under the Plans was as follows:

	Number of Units	Weighted- average grant date fair value per share
Balance as of December 31, 2024	33,806	$5.96
Granted	17,761	$4.06
Vested	(4,249)	$6.63
Canceled and forfeited	(5,064)	$6.11
Balance as of March 31, 2025	42,254	$5.08
As of March 31, 2025, unrecognized compensation costs related to unvested RSUs and PSUs was $197.6 million. These costs are expected to be recognized over a weighted-average period of 2.2 years.

Stock Options
A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted - Average remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2024	14,962	$9.19	5.82	$5,819
Granted	—	—
Exercised	(380)	3.83
Canceled and forfeited	(3,065)	15.99
Balance as of March 31, 2025	11,517	7.55	5.27	$6,652
Exercisable as of March 31, 2025 (2)	9,830	$9.53	5.28	$6,623
Vested as of March 31, 2025	10,017	$7.55	4.92	$6,652
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options. Accordingly, options granted under this plan are included as exercisable stock options regardless of vesting status.
As of March 31, 2025, aggregate unrecognized compensation costs related to unvested outstanding stock options was $6.0 million. These costs are expected to be recognized over a weighted-average period of 1.3 years.
11.    Stockholders’ Equity Transactions
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
During the three months ended March 31, 2025, the Company repurchased approximately 19.2 million shares for $80.5 million under the 2024 Share Repurchase Program, for an average price of $4.20. The total price of the shares repurchased and the related transaction costs and excise taxes of $1.1 million during the three months ended March 31, 2025 are reflected as a reduction to common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. Repurchases under the 2024 Share Repurchase Program were completed as of March 31, 2025.

During the three months ended March 31, 2025, the Company repurchased approximately 7.1 million shares for $30.3 million under the 2025 Share Repurchase Program, for an average price of $4.28. The total price of the shares repurchased and the related transaction costs and excise taxes of $0.5 million during the three months ended March 31, 2025 are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2025, $269.7 million remained available for future share repurchases under the 2025 Share Repurchase Program.
During the three months ended March 31, 2024, the Company repurchased and subsequently retired 5.2 million shares for $32.8 million under the share repurchase program authorized in May 2023 (the “2023 Share Repurchase Program”), for an average price of $6.27. Repurchases under the 2023 Share Repurchase Program were completed as of March 31, 2024.
12.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows:

	Three Months Ended March 31,
	2025		2024 (1)
	Class A	Class B	Class A	Class B
Numerator
Net loss attributable to common stockholders, basic	$(7,711)	$(549)	$(32,280)	$(3,780)
Net loss attributable to common stockholders, diluted	$(7,711)	$(549)	$(32,280)	$(3,780)
Denominator
Weighted-average shares used in computing basic net loss share attributable to common stockholders	467,927	33,295	463,694	54,294
Effect of dilutive potential shares of common stock	—	—	—	—
Weighted-average shares used in computing diluted net loss per share attributable to common stockholders	467,927	33,295	463,694	54,294

Net loss per share attributable to common stockholders, basic	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Net loss per share attributable to common stockholders, diluted	$(0.02)	$(0.02)	$(0.07)	$(0.07)
(1) The prior period Net loss per share for Class A and Class B common stock has been presented separately to conform with current period presentation, which had no impact on the Company’s previously reported basic or diluted net loss per share.
As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting income or loss per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share during the three months ended March 31, 2025 and 2024 because including them would have had an anti-dilutive effect as the Company was in a loss position during the period:

	As of March 31, 2025		As of March 31, 2024
	Class A	Class B	Class A	Class B
Warrants to purchase Class B common stock	—	1,900	—	1,900
Stock options, restricted stock, and employee stock purchase plan	48,609	5,169	55,075	28,201
Total	48,609	7,069	55,075	30,101
13.    Income Tax
The Company recorded an income tax provision of $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provision for both respective periods was primarily attributable to income tax expense in profitable foreign jurisdictions.
The Company is subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years.
14.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash on deposit with financial institutions may exceed federally insured limits.
As of March 31, 2025 and December 31, 2024, short-term investments were $157.5 million and $179.4 million, respectively, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. treasury securities, which amounted to $147.4 million, or 94% of the short-term investment balance at March 31, 2025 and $168.9 million, or 94% of the short-term investment balance at December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, all debt securities within the Company's portfolio are investment grade.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended March 31, 2025 and 2024, 67% and 74% of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue is derived from one customer. For the three months ended March 31, 2025 and 2024, this customer accounted for 45% and 49% of the Company’s net revenue, respectively. As of March 31, 2025, one customer accounted for 14%, of the Company’s accounts receivable balance. As of December 31, 2024, two separate customers accounted for 13% and 10% of the Company’s accounts receivable balance.
15.    Segment Information
The Company's chief operating decision maker (“CODM”) is its Interim Chief Executive Officer and Chief Financial Officer, who regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company provides a single, global, cloud-based, open API platform for modern card issuing and transaction processing, and primarily earns revenue from processing card transactions for its customers. As such, the Company operates as a single operating segment and reporting unit.

The CODM assesses performance and decides how to allocate resources based on consolidated net income or loss as the measure of profit and loss and consolidated total assets. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses net income or loss in the annual budgeting process and subsequent monitoring of budget versus actual results as well as in assessing the return on consolidated total assets.
The following is the information used by the CODM in assessing segment performance:

	Three Months Ended March 31,
	2025	2024
Net revenue	$139,073	$117,968
Cost of revenue	40,394	33,807
Gross profit	98,679	84,161
Significant expenses:
Employee compensation and benefits	60,135	63,677
Share based compensation	25,915	31,313
Technology	14,811	13,118
Professional services	5,695	3,870
Occupancy and equipment	917	1,094
Depreciation and amortization	5,331	3,537
Marketing and advertising	469	378
Other operating expenses	3,944	3,905
Executive Chairman Long-Term Performance Award	—	13,121
Loss from operations	(18,538)	(49,852)
Interest income	10,487	14,170
Other income (expense)	26	(244)
Income tax expense	235	134
Segment and consolidated net loss[1]	$(8,260)	$(36,060)
1 - The Company operates as a single reportable segment that is managed on a consolidated basis, therefore the Company’s segment net loss is the same as the Company’s consolidated net loss.
For the three months ended March 31, 2025 and 2024, net revenue outside of the United States, based on the billing address of the customer, was 11% and 8%, respectively.
As of March 31, 2025 and December 31, 2024, long-lived assets located outside of the United States were not material and not used by the CODM in assessing and evaluating financial performance and allocating resources.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2024 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward Looking Statements”, our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth or incorporated by reference under the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2024 Annual Report.
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
Marqeta’s innovative products are developed with deep domain expertise and a customer-first mindset to launch, scale, and manage card programs. Marqeta provides all of its customers with issuer processor services, and for most of its customers it also acts as a card program manager. Depending on a customer’s desired level of control and responsibility, Marqeta can work with companies in a range of different configurations, but generally provides the following offerings:
•Managed By Marqeta: With Managed By Marqeta (“MxM”), Marqeta typically connects customers to an Issuing Bank partner to act as the Bank Identification Number (“BIN”) sponsor for the customer’s card program, manages the customer’s card program on behalf of the Issuing Bank, and provides a full range of services including configuring many of the critical resources required by a customer’s production environment. In addition to providing the customer access to the Marqeta dashboard via our APIs, Marqeta also manages a number of the primary tasks related to launching a card program, such as defining and managing the program with the Card Networks and Issuing Bank, operating the program and managing certain profitability components, and managing compliance with applicable regulations, the Issuing Bank, and Card Network rules. Also available are a variety of managed services, including dispute management, fraud scoring, card fulfillment, reconciliation, and cardholder support services.
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
Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including various geopolitical conflicts, uncertainty related to global elections, changes in inflation and interest rates, and uncertainty in global regulatory and economic conditions, including as a result of uncertainty in global trade from potential tariffs and countertariffs, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, including discretionary spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees. See the section titled “Risk Factors” in this

Quarterly Report on Form 10-Q and in our 2024 Annual Report for further discussion or incorporation by reference of the possible impact of these macroeconomic factors on our business.
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

	Three Months Ended March 31,
(dollars in thousands unless otherwise noted)	2025	2024
Total Processing Volume (TPV) (in millions)	$84,472	$66,666

Net revenue	$139,073	$117,968
Gross profit	$98,679	$84,161
Gross margin	71%	71%
Net loss	$(8,260)	$(36,060)
Net loss margin	(6)%	(31)%
Total operating expenses	$117,217	$134,013

Non-GAAP Measures:
Adjusted EBITDA	$20,081	$9,228
Adjusted EBITDA margin	14%	8%
Non-GAAP operating expenses	$78,598	$74,933
Total Processing Volume (“TPV”) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as Net loss adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring and other one-time costs; acquisition related expenses which consist of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions and cash and non-cash postcombination compensation expenses; income tax expense; and other income, net, which consists primarily of interest income from our short-term investments and cash deposits, impairment of financial instruments, and realized foreign currency gains and losses. We believe that Adjusted EBITDA is an important measure of operating performance because it allows management and our Board of Directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into our calculation of our annual employee bonus plans and performance-based restricted stock units. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of Net loss to Adjusted EBITDA.
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
Non-GAAP operating expenses - Non-GAAP operating expenses is a non-GAAP financial measure that is calculated as Total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring and other one-time costs; and acquisition-related expenses which consists of due diligence costs, transaction cost and integration costs related to potential or successful acquisitions, and cash and non-cash postcombination compensation expenses. We believe that non-GAAP operating expenses is an important measure of operating performance because it allows management and our Board of Directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of total operating expenses to non-GAAP operating expenses.
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
We record network incentives in the period we attain the contractual volume thresholds, given the uncertainty in the ultimate annual attainment of incentives. As such, unusual fluctuations in Card Network fees can occur in the quarter in which volume thresholds are attained as higher incentive rates are applied to volumes over the entire measurement periods, which can span six or twelve months. Generally, we earn a higher rate of monetary incentives during the first quarter of our fiscal year, as the annual measurement period is closest to completion and higher volume thresholds have been reached. In the second quarter of the fiscal year, we generally earn the lowest rate of monetary incentives as the annual measurement period and volume thresholds have reset.
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
Executive Chairman Long-Term Performance Award consists of share-based compensation related to the Executive Chairman Long-Term Performance Award, including the impact of forfeiture. The Executive Chairman Long-Term Performance Award was forfeited in the prior year as a result of the Company’s Executive Chairman transitioning to a non-employee director role on the Board of Directors.
Other Income, net
Other income, net consists primarily of interest income from our short-term investments and cash deposits, impairment of financial instruments, and realized foreign currency gains and losses.
Income Tax Expense
Income tax expense consists of U.S. federal and state income taxes, and income taxes related to certain foreign jurisdictions. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net revenue	$139,073	$117,968
Costs of revenue	40,394	33,807
Gross profit	98,679	84,161
Operating expenses:
Compensation and benefits	86,050	94,990
Technology	14,811	13,118
Professional services	5,695	3,870
Occupancy	917	1,094
Depreciation and amortization	5,331	3,537
Marketing and advertising	469	378
Other operating expenses	3,944	3,905
Executive chairman long-term performance award	—	13,121
Total operating expenses	117,217	134,013
Loss from operations	(18,538)	(49,852)
Other income, net	10,513	13,926
Loss before income tax expense	(8,025)	(35,926)
Income tax expense	235	134
Net loss	$(8,260)	$(36,060)

Comparison of the Three Months Ended March 31, 2025 and 2024
Net Revenue

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Net revenue:
Total platform services, net	$131,867	$113,935	$17,932	16%
Other services	7,206	4,033	3,173	79%
Total net revenue	$139,073	$117,968	$21,105	18%

Total Processing Volume (TPV) (in millions)	$84,472	$66,666	$17,806	27%
Total platform services, net revenue increased by $17.9 million, or 16%, for the three months ended March 31, 2025 compared to the same period in 2024. The overall increase in platform services revenue was primarily driven by a 27% increase in TPV, which was partially offset by unfavorable changes in the mix of our card programs, particularly the growth of programs where we provide processing services but very little or no program management.
Other services revenue increased $3.2 million, or 79%, in the three months ended March 31, 2025 compared to the same period in 2024. This growth was driven by a rise in card-related fulfillment, which included both one-time card replacements and increased customer card shipments compared to the same period in 2024.
The increase in TPV was driven by growth across all our major verticals, particularly financial services, with PxM customers outperforming MxM customers. The growth in TPV for our top five customers, as determined by their individual processing volume in each respective period, was 18% in the three months ended March 31, 2025 compared to the same period in 2024, while TPV from all other customers, as a group, grew by 64% in the three months ended March 31, 2025 compared to the same period in 2024. Note that the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Costs of revenue:
Card Network fees, net	$30,642	$27,244	$3,398	12%
Issuing Bank fees	3,967	3,009	958	32%
Other	5,785	3,554	2,231	63%
Total costs of revenue	$40,394	$33,807	$6,587	19%

Gross profit	$98,679	$84,161	$14,518	17%
Gross margin	71%	71%
Costs of revenue increased by $6.6 million, or 19%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase in costs is attributed to higher Card Network and Issuing Bank fees stemming from the 27% increase in TPV, which was partially offset by higher network incentives earned during the current year. Card Network fees are presented net of monetary incentives from Card Networks for processing volume through the respective Card Networks during the period.
As a result of the increases in costs of revenue being less than the increases in net revenue explained above, our gross profit increased by $14.5 million, or 17%, in the three months ended March 31, 2025 compared to the same period in 2024. Gross margin remained flat in the three months ended March 31, 2025 compared to the same period in 2024.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$60,135	$63,677	$(3,542)	(6)%
Share-based compensation	25,915	31,313	(5,398)	(17)%
Total compensation and benefits	86,050	94,990	(8,940)	(9)%
Percentage of net revenue	62%	81%
Technology	14,811	13,118	1,693	13%
Percentage of net revenue	11%	11%
Professional services	5,695	3,870	1,825	47%
Percentage of net revenue	4%	3%
Occupancy	917	1,094	(177)	(16)%
Percentage of net revenue	1%	1%
Depreciation and amortization	5,331	3,537	1,794	51%
Percentage of net revenue	4%	3%
Marketing and advertising	469	378	91	24%
Percentage of net revenue	—%	—%
Other operating expenses	3,944	3,905	39	1%
Percentage of net revenue	3%	3%
Executive chairman long-term performance award	—	13,121	(13,121)	(100)%
Percentage of net revenue	—%	11%
Total operating expenses	$117,217	$134,013	$(16,796)	(13)%
Percentage of net revenue	84%	114%
Salaries, bonus, benefits, and payroll taxes decreased by $3.5 million, or 6%, for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was driven by lower postcombination compensation costs to former employees of Power Finance and an increase in salaries, bonus, and benefits costs capitalized for internal-use software development in 2025. Partially offsetting the decrease in salaries, bonus, benefits, and payroll taxes was restructuring and other one-time retention bonus costs associated with the departure of the Company’s CEO that were recognized during the three months ended March 31, 2025 that did not occur in the same period in 2024.
Share-based compensation decreased by $5.4 million in the three months ended March 31, 2025 compared to the same period in 2024 mainly due to the forfeitures of stock based awards as a result of the Company’s CEO departure during the first quarter of 2025.
Technology expenses increased by $1.7 million, or 13% for the three months ended March 31, 2025 compared to the same period in 2024. The increase was due to higher licensing and hosting costs to support our continued growth as we implement and support our systems and tools.
Professional services expenses increased by $1.8 million or 47% for the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in legal and consulting fees.
Occupancy expense decreased by $0.2 million or 16% for the three months ended March 31, 2025 compared to the same period in 2024. The decrease is due to the impairment of the right-of-use asset associated with the Company's Oakland office recorded during the fourth quarter of 2024.
Depreciation and amortization expense increased by $1.8 million, or 51%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in the amortization of internally developed software as more projects have been capitalized and placed into service.

Marketing and advertising expenses increased by $0.1 million, or 24% for the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in branding spend.
Other operating expenses remained relatively flat for the three months ended March 31, 2025 compared to the same period in 2024.
Executive chairman long-term performance award decreased by 100% for the three months ended March 31, 2025 compared to the same period in 2024 as the Executive Chairman Long-Term Performance Award was forfeited in the second quarter of 2024 as a result of the Company’s Executive Chairman transitioning to a non-employee director role on the Board of Directors.
Other Income, net

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Other income, net	$10,513	$13,926	$(3,413)	(25)%
Percentage of net revenue	8%	12%
Other income, net decreased by $3.4 million, or 25%, for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was primarily due to a decrease in interest income earned on our short-term investment portfolio and cash balances as we had smaller portfolio balances and recognized lower average yields during the first quarter of 2025 compared to the same period in 2024.
Income Tax Expense
Income tax expense remained relatively flat for the three months ended March 31, 2025 compared to the same period in 2024.
Customer Concentration
We generated 45% and 49% of our net revenue from our largest customer, Block, during the three months ended March 31, 2025 and 2024, respectively.

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

A reconciliation of Net loss to adjusted EBITDA and GAAP operating expenses to non-GAAP operating expenses for the periods presented is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net revenue	$139,073	$117,968
Net loss	$(8,260)	$(36,060)
Net loss margin	(6)%	(31)%
Total operating expenses	$117,217	$134,013

Net loss	$(8,260)	$(36,060)
Depreciation and amortization expense	5,331	3,537
Share-based compensation expense(1)	25,915	31,313
Executive chairman long-term performance award(1)	—	13,121
Payroll tax expense related to share-based compensation	777	1,165
Acquisition-related expenses (2)	4,238	9,944
Restructuring and other one-time costs (3)	2,358	—
Other income, net	(10,513)	(13,926)
Income tax expense	235	134
Adjusted EBITDA	$20,081	$9,228
Adjusted EBITDA Margin	14%	8%

Total operating expenses	$117,217	$134,013
Depreciation and amortization expense	(5,331)	(3,537)
Share-based compensation expense	(25,915)	(31,313)
Executive chairman long-term performance award	—	(13,121)
Payroll tax expense related to share-based compensation	(777)	(1,165)
Restructuring and other one-time costs (3)	(2,358)	—
Acquisition-related expenses (2)	(4,238)	(9,944)
Non-GAAP operating expenses	$78,598	$74,933
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
(3) Restructuring and other one-time costs include the costs associated with the transition of our CEO and other one-time costs related to retention bonuses provided to other key employees. These bonuses have service requirements and are expensed over the requisite service period.
Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity included cash, cash equivalents, and short-term investments totaling $988.4 million, with such amounts held for working capital purposes. Our cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S. agency securities, asset-backed securities, commercial paper, certificates of deposit, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit. We expect to continue to incur operating losses for the foreseeable future.
On February 25, 2025, the Company’s Board of Directors authorized an additional share repurchase program of up to $300 million of the Company’s Class A common stock (the “2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The 2025 Share Repurchase Program has no set expiration date. During the three months ended March 31, 2025, the Company repurchased approximately 7.1 million shares for $30.3 million under the 2025 Share Repurchase Program. As of March 31, 2025, $269.7 million remained available for future share repurchases under the 2025 Share Repurchase Program.
On May 6, 2024, the Company’s Board of Directors unanimously authorized the repurchase of up to $200 million of the Company’s Class A common stock (the "2024 Share Repurchase Program") as the prior program (the "2023 Share Repurchase Program," authorized for $200 million on May 8, 2023) had been exhausted during the first quarter of 2024. Under the 2024 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases was based on general business and market conditions, and other factors, including legal requirements. During the three months ended March 31, 2025, we repurchased approximately 19.2 million shares for $80.5 million under the 2024 Share Repurchase Program, which exhausted the authorization under the 2024 Share Repurchase Program.
On February 3, 2023, we acquired all outstanding stock of Power Finance Inc. (“Power Finance”). As part of the terms of the acquisition, we entered into postcombination cash compensation arrangements with certain key acquired employees whereby we shall pay them $85.1 million of cash over a weighted average 2.2 year service period following the acquisition date (subject to forfeiture upon termination). As of March 31, 2025, $4.3 million of the postcombination cash compensation arrangements remained outstanding.
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
As of March 31, 2025, we had $8.5 million in restricted cash which included a deposit held at an Issuing Bank to provide the Issuing Bank collateral in the event that our customers' funds are not deposited at the Issuing Bank in time to settle our customers' transactions with the Card Networks. Restricted cash also includes cash held at a bank to secure our payments under a lease agreement for our office space.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$9,987	$426
Net cash provided by investing activities	14,861	33,502
Net cash used in financing activities	(116,967)	(44,543)
Net decrease in cash, cash equivalents, and restricted cash	$(92,119)	$(10,615)

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
Net cash provided by operating activities was $10.0 million in the three months ended March 31, 2025 compared to cash provided by operating activities of $0.4 million in the same period in 2024. The increase in net cash provided by operating activities during the three months ended March 31, 2025 was largely due to higher gross profit and lower operating expenses, which lowered our net loss period-over-period, and favorable timing of settlements and accounts receivable collections. These benefits were partially offset by the unfavorable timing of accrued expenses and other liabilities.
Investing Activities
Net cash provided by investing activities consists primarily of maturities of our short-term investments. Net cash used in investing activities consists primarily of purchases of short-term investments, purchases of property and equipment, and capitalization of internal-use software.
Net cash provided by investing activities in the three months ended March 31, 2025 was $14.9 million compared to net cash provided by investing activities in the same period in 2024 of $33.5 million. The decrease in net cash provided by investing activities is primarily due to fewer maturities of short-term investments during the three months ended March 31, 2025.
Financing Activities
Net cash used in financing activities consists primarily of net payments related to share-based compensation activities and our share repurchase programs.
Net cash used in financing activities in the three months ended March 31, 2025 was $117.0 million compared to $44.5 million in the same period in 2024. The increase in net cash used in financing activities is primarily due to increased payments to repurchase our Class A common stock under the 2024 and 2025 Share Repurchase Programs, partially offset by a decrease in tax withholdings related to net share settlement of share-based compensation awards and cash received from stock option exercises.
Obligations and Other Commitments
There were no material changes in our obligations and other commitments from those disclosed in our 2024 Annual Report.
For additional information about our contractual obligations and other commitments, see Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and globally, and are exposed to market risks in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $988.4 million as of March 31, 2025. Such amounts included cash deposits, money market funds, U.S. treasury bills, U.S. treasury securities, commercial paper, certificate of deposits, asset-backed securities and corporate debt securities. The fair value of our cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of the majority of these instruments. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all short-term investments until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of March 31, 2025, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, our management has concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are currently involved in the following matters:
On December 9, 2024, a putative securities class action lawsuit, captioned Wai v. Marqeta, Inc., et al., Case No. 24-cv-08874 (N.D. Cal.), was filed in federal court in the Northern District of California (“Court”) against the Company, its former Chief Executive Officer, and its Chief Financial Officer (“Defendants”) alleging violations of federal securities laws. The lawsuit asserts that Defendants made false or misleading statements relating to the Company’s performance or revenue and gross profit expectations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
On December 10, 2024, a second putative securities class action lawsuit, captioned Ford v. Marqeta, Inc., et al., Case No. 24-cv-08892 (N.D. Cal.), was filed in the same Court against the same Defendants alleging violations of the same federal securities laws. The second lawsuit asserts similar theories of liability as the first lawsuit. Both lawsuits (collectively, the “Securities Actions”) seek to recover damages on behalf of shareholders who acquired shares of the Company’s common stock during their respective putative class periods. The Securities Actions have been consolidated into one consolidated securities litigation captioned In re Marqeta, Inc. Securities Litigation, Case No. 24-08874-YGR (N.D. Cal) and the Court has appointed a lead plaintiff and lead plaintiff’s counsel in the matter. On April 10, 2025, the lead plaintiff filed a consolidated amended complaint, which alleges a putative class period of between February 28, 2024 and November 4, 2024. The Company and the other Defendants intend to file a motion to dismiss the consolidated amended complaint by May 15, 2025.
On February 4, 2025, a putative shareholder derivative lawsuit, captioned Smith v. Khalaf, et al., Case No. 25-cv-01174 (N.D. Cal.), was filed in the same Court against the Company’s former Chief Executive Officer, its Chief Financial Officer, and its Board of Directors, and names the Company as a nominal defendant. This lawsuit asserts claims for breach of fiduciary duties and violations of federal securities laws, among other claims, between the time period of May 7, 2024 and November 4, 2024 under similar theories as the Securities Actions. Two other substantially similar putative shareholder derivative lawsuits, captioned Ojserkis v. Khalaf, et al., Case No. 25-cv-01883 (N.D. Cal.) and Preciado v. Khalaf, et al., Case No. 3:25-cv-02100 (N.D. Cal.), were filed on February 21, 2025 and February 27, 2025, respectively. All three putative shareholder derivative suits have been consolidated into one lawsuit captioned In re Marqeta, Inc. Derivative Litigation, Case No. 4:25-cv-01174-YGR (N.D. Cal). The court has stayed the consolidated derivative action pending the resolution of motions to dismiss in the consolidated Securities Actions.
Given the inherent uncertainty of litigation, we cannot reasonably estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss.
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2024 Annual Report under the heading "Risk Factors," which are incorporated herein by reference, any one or more of which could, directly or indirectly, materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock, or cause them to vary materially from past or anticipated future results. There have been no material changes to our risk factors since the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended March 31, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1 - 31, 2025	—	$—	—	$80,529
February 1 - 28, 2025	584	$4.13	584	$378,115
March 1 - 31, 2025	25,641	$4.23	25,641	$269,746
Total	26,225		26,225
(1) On May 6, 2024, the Company’s Board of Directors authorized a share repurchase program of up to $200 million of the Company’s Class A common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. Repurchases under the 2024 Share Repurchase Program were completed as of March 31, 2025.
(2) On February 25, 2025, the Company’s Board of Directors authorized an additional share repurchase program of up to $300 million of the Company’s Class A common stock (the “2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The 2025 Share Repurchase Program has no set expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1†*	Amendment No. 25 to the Master Services Agreement by and between the Registrant and Block, Inc. dated March 26, 2025.
10.2†*	Amendment No. 24 to the Master Services Agreement by and between the Registrant and Block, Inc. dated February 28, 2025.
10.3#*	Separation Agreement by and between Marqeta, Inc. and Simon Khalaf, dated March 1, 2025.
10.4#*	Form of Employee Retention Letter.
31.1*	Certification of the Principal Executive and Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: May 7, 2025	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Interim Chief Executive Officer & Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)