Form 10-Q
period 2025-06-30
Marqeta, Inc.
filed 2025-08-06
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, there were 414,971,902 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 33,260,850 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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
•changes or developments in laws and regulations and our ability to comply with laws and regulations;
•our ability to successfully defend litigation brought against us;
•our ability to attract and retain qualified employees and key personnel;
•our ability to repurchase shares under authorized share repurchase programs and receive expected financial benefits; and
•our ability to maintain effective disclosure controls and internal controls over financial reporting.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described or incorporated by reference in the section titled “Risk Factors” in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), as may be updated from time to time by this Quarterly Report on Form 10-Q or other quarterly or periodic filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Marqeta”, the “Company”, the “Registrant,” “we”, “us”, “our”, or similar references are to Marqeta, Inc. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$732,722	$923,016
Restricted cash	7,606	8,500
Short-term investments	88,865	179,409
Accounts receivable, net	37,182	29,988
Settlements receivable, net	14,973	16,203
Network incentives receivable	85,085	66,776
Prepaid expenses and other current assets	23,800	25,405
Total current assets	990,233	1,249,297
Operating lease right-of-use assets, net	5,154	2,712
Property and equipment, net	50,238	37,523
Intangible assets, net	26,845	29,774
Goodwill	123,523	123,523
Other assets	18,597	20,375
Total assets	$1,214,590	$1,463,204
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,440	$527
Revenue share payable	199,640	193,399
Accrued expenses and other current liabilities	158,216	177,059
Total current liabilities	361,296	370,985
Operating lease liabilities, net of current portion	2,976	870
Other liabilities	6,885	6,331
Total liabilities	371,157	378,186
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 and 100,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value: 1,500,000 and 1,500,000 Class A shares authorized, 416,198 and 470,824 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. 600,000 and 600,000 Class B shares authorized, 33,261 and 33,472 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	45	50
Additional paid-in capital	1,650,305	1,883,190
Accumulated other comprehensive loss	(102)	(314)
Accumulated deficit	(806,815)	(797,908)
Total stockholders’ equity	843,433	1,085,018
Total liabilities and stockholders’ equity	$1,214,590	$1,463,204
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$150,392	$125,270	$289,465	$243,237
Costs of revenue	46,331	45,917	86,725	79,725
Gross profit	104,061	79,353	202,740	163,512
Operating expenses (benefit):
Compensation and benefits	81,409	103,166	167,459	198,156
Technology	16,102	14,769	30,913	27,887
Professional services	4,219	4,808	9,914	8,678
Occupancy	843	1,204	1,760	2,298
Depreciation and amortization	6,653	3,956	11,984	7,493
Marketing and advertising	711	728	1,180	1,106
Other operating expenses	3,352	3,418	7,296	7,322
Executive chairman long-term performance award	—	(157,738)	—	(144,617)
Total operating expenses (benefit)	113,289	(25,689)	230,506	108,323
(Loss) income from operations	(9,228)	105,042	(27,766)	55,189
Other income, net	8,787	14,216	19,300	28,143
(Loss) income before income tax expense	(441)	119,258	(8,466)	83,332
Income tax expense	206	150	441	284
Net (loss) income	$(647)	$119,108	$(8,907)	$83,048
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	320	(85)	446	(197)
Net change in unrealized loss on short-term investments	(146)	(364)	(234)	(1,838)
Net other comprehensive income (loss)	174	(449)	$212	$(2,035)
Comprehensive (loss) income	$(473)	$118,659	$(8,695)	$81,013

Net (loss) income per share attributable to Class A and Class B common stockholders
Basic	$(0.00)	$0.23	$(0.02)	$0.16
Diluted	$(0.00)	$0.23	$(0.02)	$0.16
Weighted-average shares used in computing net (loss) income per share attributable to Class A and Class B common stockholders
Basic	461,517	515,959	481,260	516,973
Diluted	461,517	524,401	481,260	525,415
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance as of December 31, 2024	504,296	50	1,883,190	(314)	(797,908)	1,085,018
Issuance of common stock upon exercise of options	380	—	1,444	—	—	1,444
Issuance of common stock upon net settlement of restricted stock units	2,527	—	(7,101)	—	—	(7,101)
Share-based compensation	—	—	28,437	—	—	28,437
Repurchase and retirement of common stock, including excise tax	(26,225)	(2)	(112,314)	—	—	(112,316)
Change in accumulated other comprehensive loss	—	—	—	38	—	38
Net loss	—	—	—	—	(8,260)	(8,260)
Balance as of March 31, 2025	480,978	$48	$1,793,656	$(276)	$(806,168)	$987,260
Issuance of common stock upon exercise of options	84	—	136	—	—	136
Issuance of common stock under employee stock purchase plan	300	—	994	—	—	994
Issuance of common stock upon net settlement of restricted stock units	3,205	1	(9,742)	—	—	(9,741)
Issuance of common stock upon exercise of common stock warrants	135	—	—	—	—	—
Share-based compensation	—	—	30,257	—	—	30,257
Repurchase and retirement of common stock, including excise tax	(35,243)	(4)	(164,996)	—	—	(165,000)
Change in accumulated other comprehensive loss	—	—	—	174	—	174
Net loss	—	—	—	—	(647)	(647)
Balance as of June 30, 2025	449,459	$45	$1,650,305	$(102)	$(806,815)	$843,433

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance as of December 31, 2023	520,343	$52	$2,067,776	$762	$(825,195)	$1,243,395
Issuance of common stock upon exercise of options	98	—	49	—	—	49
Issuance of common stock upon net settlement of restricted stock units	2,806	—	(10,917)	—	—	(10,917)
Vesting of common stock warrants	—	—	2,100	—	—	2,100
Share-based compensation	—	—	33,393	—	—	33,393
Executive chairman long-term performance award	—	—	13,121	—	—	13,121
Repurchase and retirement of common stock, including excise tax	(5,238)	—	(32,830)	—	—	(32,830)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,586)	—	(1,586)
Net loss	—	—	—	—	(36,060)	(36,060)
Balance as of March 31, 2024	518,009	$52	$2,072,692	$(824)	$(861,255)	$1,210,665
Issuance of common stock upon exercise of options	33	—	59	—	—	59
Issuance of common stock under employee stock purchase plan	327	—	1,629	—	—	1,629
Issuance of common stock upon net settlement of restricted stock units	3,338	—	(9,370)	—	—	(9,370)
Share-based compensation	—	—	38,209	—	—	38,209
Executive chairman long-term performance award	—	—	(157,738)	—	—	(157,738)
Repurchase and retirement of common stock, including excise tax	(10,959)	(1)	(59,737)	—	—	(59,738)
Change in accumulated other comprehensive income (loss)	—	—	—	(449)	—	(449)
Net income	—	—	—	—	119,108	119,108
Balance as of June 30, 2024	510,748	$51	$1,885,744	$(1,273)	$(742,147)	$1,142,375

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(8,907)	$83,048
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,984	7,493
Share-based compensation expense	52,985	67,604
Executive chairman long-term performance award	—	(144,617)
Non-cash operating leases expense	1,021	258
Accretion of discount on short-term investments	(612)	(1,823)
Other	898	(45)
Changes in operating assets and liabilities:
Accounts receivable	(7,642)	(6,692)
Settlements receivable	1,230	2,157
Network incentives receivable	(18,309)	19,639
Prepaid expenses and other assets	4,278	2,478
Accounts payable	2,913	1,413
Revenue share payable	6,241	2,780
Accrued expenses and other liabilities	(21,323)	(6,484)
Operating lease liabilities	(2,223)	(1,075)
Net cash provided by operating activities	22,534	26,134
Cash flows from investing activities:
Purchases of property and equipment	(1,601)	(2,193)
Capitalization of internal-use software	(13,598)	(10,471)
Maturities of short-term investments	90,918	40,000
Net cash provided by investing activities	75,719	27,336
Cash flows from financing activities:
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	1,580	108
Proceeds from shares issued in connection with employee stock purchase plan	994	1,629
Taxes paid related to net share settlement of restricted stock units	(15,887)	(20,287)
Repurchase of common stock	(275,233)	(91,162)
Net cash used in financing activities	(288,546)	(109,712)
Net decrease in cash, cash equivalents, and restricted cash	(190,293)	(56,242)
Cash, cash equivalents, and restricted cash- Beginning of period	931,516	989,472
Cash, cash equivalents, and restricted cash - End of period	$741,223	$933,230
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$732,722	$924,730
Restricted cash	7,606	8,500
Restricted cash, included in Other assets	895	—
Total cash, cash equivalents, and restricted cash	$741,223	$933,230
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment accrued and not yet paid	$1,167	$2,262
Share-based compensation capitalized to internal-use software	$5,709	$3,998
Repurchase of common stock, including excise tax, accrued and not yet paid	$2,988	$2,025
Operating lease right-of-use assets in exchange for lease liabilities	$3,463	$577
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
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods presented. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make various estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions include, but are not limited to, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the estimation of contingent liabilities, the fair value of equity awards and warrants, share-based compensation, the estimation of variable consideration in contracts with customers, the cumulative network incentive rate the Company expects to earn during the annual measurement period, the reserve for contract contingencies and processing errors and valuation of income taxes. Actual results could differ materially from these estimates.
Business Risks and Uncertainties
The Company has incurred net losses each quarter since its inception with the exception of the quarter ended June 30, 2024. The Company had an accumulated deficit of $806.8 million as of June 30, 2025. The Company expects to incur net losses from operations for the foreseeable future as it incurs costs and expenses related to creating new products for customers, acquiring new customers, developing its brand, expanding into new geographies and continued development of the existing platform infrastructure. The Company believes that its cash and cash equivalents of $732.7 million and short-term investments of $88.9 million as of June 30, 2025 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.

2.    Summary of Significant Accounting Policies
Significant Accounting Policies
Costs of Revenue
The Company has marketing and incentive arrangements with Card Networks, that provide the Company with monetary incentives for establishing customer card programs with and routing transaction volume through the respective Card Networks. These incentives are typically calculated as a percentage of the processed transaction volume or the number of transactions routed through the Card Network. The Company accounts for these incentives as a reduction of Card Network fees within Costs of Revenue in customer arrangements where the Company acts as the principal. As processing volumes increase, the Company earns a higher cumulative incentive rate, subject to achieving specific cumulative volume thresholds within an annual measurement period. For certain incentive arrangements, the annual measurement period may not align with the Company’s fiscal year.
Prior to the second quarter of fiscal year 2025, the Company recognized network incentives in the period when cumulative transaction volume thresholds were met, due to insufficient data to reliably estimate the incentives the Card Networks would ultimately earn over the respective annual period. This approach resulted in fluctuations in Card Network fees, particularly when thresholds were reached, as higher incentive rates were applied retroactively to the entire measurement period. Historically, the Company has earned the highest incentive rates in the first quarter of its fiscal year, when annual measurement periods are nearing completion and higher cumulative transaction volume thresholds are achieved. Conversely, the second quarter generally reflected the lowest incentive rates, as the annual measurement periods and cumulative transaction volume thresholds reset to lower levels.
Effective in the second quarter of fiscal year 2025, the Company revised its accounting policy for estimating and recognizing network incentives. The Company now estimates and recognizes network incentives based on the cumulative incentive rates it expects to earn over the annual measurement period. The Company estimates the cumulative incentive rates based on its forecasts for the annual measurement periods, which incorporate both historical experience and our expectations of future events, in addition to other qualitative considerations. The cumulative incentive rates are applied to the volume and/or number of transactions processed during the reporting period to calculate the quarterly network incentives recognized. As a result of this policy revision, the Card Network incentives recognized during the three months ended June 30, 2025 were $6.8 million higher compared to the amount that would have been recognized under the previous policy.
Uncollected incentives are included in Network incentives receivable on the Consolidated Balance Sheets. The Company's contracts with Card Networks and Issuing Banks generally have terms ranging between three to five years, with options for renewal in one- to two-year increments upon mutual agreement.
There have been no other material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The standard is effective for the Company’s annual period beginning January 1, 2025, with interim disclosures required for the period beginning January 1, 2026. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company will adopt the standard prospectively and is currently evaluating the operational and financial reporting implications of this standard.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for the Company in fiscal 2027 on a retrospective basis, with early adoption permitted. The Company is currently evaluating the operational and financial reporting implications of this standard.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Platform services revenue, net	$143,135	$119,271	$275,004	$233,205
Other services revenue	7,257	5,999	14,461	10,032
Total net revenue	$150,392	$125,270	$289,465	$243,237
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	June 30, 2025	December 31, 2024
Contract assets - current	Prepaid expenses and other current assets	$1,897	$1,605
Contract assets - non-current	Other assets	8,830	10,981
Total contract assets		$10,727	$12,586
Deferred revenue - current	Accrued expenses and other current liabilities	$7,632	$13,593
Deferred revenue - non-current	Other liabilities	5,485	4,779
Total deferred revenue		$13,117	$18,372
Net revenue recognized during the three months ended June 30, 2025 and 2024 that was included in the deferred revenue balances at the beginning of the respective periods was $4.5 million and $4.3 million, respectively. Net revenue recognized during the six months ended June 30, 2025 and 2024 that was included in the deferred revenue balances at the beginning of the respective periods was $8.5 million and $6.0 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of June 30, 2025, the aggregate transaction price allocated to our remaining performance obligations was $45.6 million. The Company expects to recognize approximately 63% within two years and the remaining 37% over the next three to five years.

4.    Business Combinations
TransactPay
On December 23, 2024, the Company entered into an agreement with Neptune International Ltd, an exempted company limited by shares incorporated under the laws of Bermuda, to purchase Transact Payments Limited (collectively, with its affiliates, “TransactPay”). On July 31, 2025, the transaction was completed in accordance with the terms in the merger agreement, and the Company paid €46.0 million in cash. The agreement also includes up to €5.0 million of contingent consideration that could be paid post-closing. TransactPay provides BIN Sponsorship, E-Money Licensing, and Virtual Account services in the UK and Europe. As of the closing date, the purchase price allocation (PPA) has not yet been finalized. The Company expects the PPA to include identifiable intangible assets, such as Electronic Money Institution licenses and customer relationships, with the residual amount allocated to goodwill.
5.    Intangible Assets, net
The following table presents the Intangible assets resulting from the Company’s business combinations as of the dates presented:

	June 30, 2025	December 31, 2024
Developed technology	$41,000	$41,000
Accumulated amortization	(14,155)	(11,226)
Intangible assets, net	$26,845	$29,774
The amortization period for developed technology intangible assets is 7 years. Amortization expense for intangible assets was $1.5 million for both the three months ended June 30, 2025 and 2024, and $2.9 million for both the six months ended June 30, 2025 and 2024.
Expected future amortization expense for intangible assets was as follows as of June 30, 2025:

Remainder of 2025	2,928
2026	5,857
2027	5,857
2028	5,857
Thereafter	6,346
Total expected future amortization expense for intangible assets	$26,845
6.    Short-term Investments
The Company's short-term investments are classified as available-for-sale securities and recorded at fair value within Current assets in the Condensed Consolidated Balance Sheets. These investments may be sold at anytime to support operational needs, even prior to maturity.
The amortized cost, unrealized gain, and estimated fair value of the Company's short-term investments consisted of the following:

	June 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$79,813	$180	$—	$79,993
Asset-backed securities	8,830	42	—	8,872
Total short-term investments	$88,643	$222	$—	$88,865

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Short-term investments
U.S. treasury securities	$168,504	$396	$—	$168,900
Asset-backed securities	10,444	65	—	10,509
Total short-term investments	$178,948	$461	$—	$179,409
The Company did not have any short-term investments in unrealized loss positions as of June 30, 2025 and December 31, 2024. Generally, the Company does not intend to sell short-term investments that have unrealized losses, nor anticipates that it is more likely than not that it will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for both the three and six months ended June 30, 2025 and 2024. The Company determined there were no material credit or non-credit related impairments as of June 30, 2025.
The following table summarizes the stated maturities of the Company’s short-term investments:

	June 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$71,813	$71,951	$112,750	$113,015
Due after one year through five years	16,830	16,914	66,198	66,394
Total	$88,643	$88,865	$178,948	$179,409
7.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$152,434	$—	$—	$152,434
U.S. treasury bills	258,624	—	—	258,624
Commercial paper	—	12,101	—	12,101
Corporate debt securities	—	24,184	—	24,184
Certificates of deposit	—	53,525	—	53,525
Short-term investments
U.S. treasury securities	79,993	—	—	79,993
Asset-backed securities	—	8,872	—	8,872
Total assets measured at fair value	$491,051	$98,682	$—	$589,733

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$458,195	$—	$—	$458,195
U.S. treasury bills	214,189	—	—	214,189
Commercial paper	—	8,028	—	8,028
Corporate debt securities	—	53,238	—	53,238
Certificates of deposit	—	25,779	—	25,779
Short-term investments
U.S. treasury securities	168,900	—	—	168,900
Asset-backed securities	—	10,509	—	10,509
Total assets measured at fair value	$841,284	$97,554	$—	$938,838
The Company classifies money market funds, U.S. treasury bills, commercial paper, certificates of deposit, U.S. treasury securities, asset-backed securities, and corporate debt securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three and six months ended June 30, 2025, or the year ended December 31, 2024.
8.    Certain Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Leasehold improvements	$9,666	$8,110
Computer equipment	9,755	9,415
Furniture and fixtures	2,525	2,525
Internally developed and purchased software	67,029	47,300
	88,975	67,350
Accumulated depreciation and amortization	(38,737)	(29,827)
Property and equipment, net	$50,238	$37,523
Depreciation and amortization expense related to property and equipment was $5.2 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively and $9.1 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively.
The Company capitalized $10.9 million and $7.2 million as internal-use software development costs during the three months ended June 30, 2025, and 2024, respectively, and $19.6 million and $14.6 million during the six months ended June 30, 2025, and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued costs of revenue	$90,211	$85,745
Accrued compensation and benefits	25,339	45,754
Deferred revenue	7,632	13,593
Due to Issuing Banks	7,721	7,721
Accrued tax liabilities	7,547	5,434
Accrued professional services	2,891	3,567
Operating lease liabilities, current portion	3,761	4,627
Reserve for contract contingencies and processing errors	—	1,862
Other accrued liabilities	13,114	8,756
Accrued expenses and other current liabilities	$158,216	$177,059
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
During the second quarter of 2025, the Company amended its Oakland lease, extending the term for certain floors by 24 months. The lease modification was not accounted for as a separate contract, and the extension has been accounted for as an operating lease. Accordingly, the Company recorded an increase to the Operating lease right-of-use assets, net and Operating lease liabilities, net of current portion in the Condensed Consolidated Balance Sheets of approximately $3.5 million, which represents the present value of the lease payments for the 24-month extension
The Company's operating lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$592	$894	$1,236	$1,737
Variable lease cost	128	188	280	340
Short-term lease cost	159	134	309	187
Total lease cost	$879	$1,215	$1,825	$2,263
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining operating lease term (in years)	2.2	1.1
Weighted average discount rate	4.6%	7.6%

Maturities of operating lease liabilities by year are as follows as of June 30, 2025:

Operating Leases
2025 (remaining)	$2,470
2026	2,403
2027	1,861
2028	312
Total lease payments	7,046
Less imputed interest	(309)
Total operating lease liabilities	$6,737
10.    Commitments and Contingencies
Letter of Credit and Restricted Cash
In connection with the Oakland lease, the Company is required to provide the landlord a $1.5 million letter of credit. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution. In April 2025, the lease was amended, which extended the lease for a reduced amount of office space by two years. As part of the extension, the letter of credit will be reduced to $0.9 million effective on March 1, 2026, with an expiration date of February 2028. As of June 30, 2025, $0.9 million of restricted cash is recorded in Other assets on the Condensed Consolidated Balance Sheet to reflect the extended obligation, while the remaining $0.6 million, expiring in February 2026, remains in current assets as Restricted cash.
Additionally, Restricted cash in the Condensed Consolidated Balance Sheets includes a $7.0 million deposit held at an Issuing Bank, which serves as collateral to ensure settlement of customer transactions with the Card Networks, in the event that customer funds are not deposited in time.
Legal Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. As of June 30, 2025 and December 31, 2024, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Given the unpredictable nature of legal proceedings, the Company bases its assessment on the information available at the time the financials are available to be issued. As additional information becomes available, the Company reassesses the probability of the loss contingency and the potential liability, and may revise the estimate.
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
On December 10, 2024, a second putative securities class action lawsuit, captioned Ford v. Marqeta, Inc., et al., Case No. 24-cv-08892 (N.D. Cal.), was filed in the same Court against the same Defendants alleging violations of the same federal securities laws. The second lawsuit asserts similar theories of liability as the first lawsuit. Both lawsuits (collectively, the “Securities Actions”) seek to recover damages on behalf of shareholders who acquired shares of the Company’s common stock during their respective putative class periods. The Securities Actions have been consolidated into one consolidated securities litigation captioned In re Marqeta, Inc. Securities Litigation, Case No. 24-08874-YGR (N.D. Cal) and the Court has appointed a lead plaintiff and lead plaintiff’s counsel in the matter. On April 10, 2025, the lead plaintiff filed a consolidated amended complaint, which alleges a putative class period of between February 28, 2024 and November 4, 2024. The Company and the other Defendants filed a motion to dismiss the consolidated amended complaint on May 15, 2025.

Given the inherent uncertainty of litigation, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss.
Settlement of Payment Transactions
Generally, customers deposit a certain amount of pre-funding into accounts maintained at Issuing Banks to settle their payment transactions. Such pre-funding amounts may only be used to settle customers’ payment transactions and are not considered assets of the Company. As such, the funds held in customers’ accounts at Issuing Banks are not reflected on the Company’s Condensed Consolidated Balance Sheets. If a customer does not have sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the customer. The Company did not incur losses of this nature during the three and six months ended June 30, 2025 and 2024, respectively.
Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, Card Networks, Issuing Banks, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, losses or expenses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. With respect to Issuing Banks, the Company has received requests for indemnification from time to time and may indemnify an Issuing Bank for losses such Issuing Bank may incur for non-compliance with applicable laws and regulations, if those losses resulted from the Company’s failure to perform under its program agreement. No significant claims have been incurred during the three and six months ended June 30, 2025 and 2024.
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of June 30, 2025 and December 31, 2024, no demands have been made upon the Company to provide indemnification under such agreements, and the Company is not aware of any claims that could have a material effect on its Condensed Consolidated Financial Statements.
The Company also includes service level commitments to its customers, warranting certain levels of performance and permitting these customers to receive credits in the event the Company fails to meet the levels outlined in their respective agreements. No material credits were issued during the three and six months ended June 30, 2025 and 2024.

11.    Stock Incentive Plans
The following table presents the share-based compensation expense by award type recognized within the following line items in the Condensed Consolidated Statement of Operations and Comprehensive Loss and Condensed Consolidated Balance Sheet in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	$24,375	$28,656	$47,909	$52,819
Stock options	1,349	5,974	3,623	12,585
Performance restricted stock units	1,153	1,368	1,072	1,608
Employee Stock Purchase Plan	193	293	381	592
Share-based compensation recorded within Compensation and benefits	27,070	36,291	52,985	67,604
Executive chairman long-term performance award	—	(157,738)	—	(144,617)
Property and equipment (capitalized internal-use software)	3,187	1,918	5,709	3,998
Total share-based compensation expense (benefit)	$30,257	$(119,529)	$58,694	$(73,015)
Restricted Stock Units and Performance Share Units
A summary of the Company's restricted stock units (RSUs) and performance-based restricted stock units (PSUs) activity under the Plans was as follows:

	Number of Units	Weighted- average grant date fair value per share
Balance as of December 31, 2024	33,806	$5.96
Granted	19,947	$4.13
Vested	(9,316)	$6.11
Forfeited	(7,150)	$5.90
Balance as of June 30, 2025	37,287	$4.95

As of June 30, 2025, unrecognized compensation expense related to unvested RSUs and PSUs was $168.6 million. These costs are expected to be recognized over a weighted-average period of 2.0 years.

Stock Options
A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted - Average remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2024	14,962	$9.19	5.82	$5,819
Granted	—	—
Exercised	(464)	3.43
Forfeited	(5,050)	12.71
Balance as of June 30, 2025	9,448	$7.59	5.45	$13,289
Exercisable as of June 30, 2025 (2)	8,337	$7.83	5.17	$13,289
Vested as of June 30, 2025	8,201	$7.81	5.14	$12,414
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options. Accordingly, options granted under this plan are included as exercisable stock options regardless of vesting status.
As of June 30, 2025, aggregate unrecognized compensation expense related to unvested outstanding stock options was $4.7 million. These costs are expected to be recognized over a weighted-average period of 1.2 years.
12.    Stockholders’ Equity Transactions
Share Repurchase Programs
On May 6, 2024, the Company’s Board of Directors authorized a share repurchase program of up to $200 million of the Company’s Class A common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other methods, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. Repurchase decisions, including timing and volume of repurchases, are based on general business and market conditions, and other factors, including legal requirements. The 2024 Share Repurchase Program had no set expiration date and was fully completed by March 31, 2025.
On February 25, 2025, the Company’s Board of Directors authorized an additional share repurchase program for up to $300 million of the Company’s Class A common stock (the “2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. Repurchase decisions are based on general business and market conditions, and other factors, including legal requirements. The 2025 Share Repurchase Program has no set expiration date.
During the six months ended June 30, 2025, the Company repurchased approximately 19.2 million shares under the 2024 Share Repurchase Program for a total cost of $80.5 million, at an average price of $4.20 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $1.1 million during the six months ended June 30, 2025 are reflected as a reduction to common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2025, the Company repurchased approximately 35.2 million and 42.3 million shares under the 2025 Share Repurchase Program for $162.9 million and $193.1 million, at an average price of $4.64 and $4.58 per share, respectively. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $2.1 million and $2.6 million during the three and six months ended June 30, 2025, respectively, are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2025, $106.9 million remained available for future share repurchases under the 2025 Share Repurchase Program.
During the three and six months ended June 30, 2024, the Company repurchased approximately 11.0 million shares in the open market under the 2024 Share Repurchase Program for $59.1 million at an average price of $5.39 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $0.6 million are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.
Additionally, during the six months ended June 30, 2024, the Company repurchased 5.2 million shares under the 2023 Share Repurchase Program authorized in May 2023 (the “2023 Share Repurchase Program”) for $32.8 million, at an average price of $6.27 per share. Repurchases under the 2023 Share Repurchase Program were completed by March 31, 2024.
13.    Net (Loss) Income Per Share Attributable to Common Stockholders
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

The Company calculated basic and diluted net (loss) income per share attributable to common stockholders as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders, basic	$(600)	$(47)	$109,105	$10,003	$(8,291)	$(616)	$75,207	$7,841
Net (loss) income attributable to common stockholders, diluted	$(600)	$(47)	$108,544	$10,564	$(8,291)	$(616)	$74,830	$8,218
Denominator
Weighted-average shares used in computing basic net (loss) income share attributable to common stockholders	428,224	33,293	472,628	43,331	447,966	33,294	468,161	48,812
Effect of dilutive potential shares of common stock	—	—	5,263	3,179	—	—	5,263	3,179
Weighted-average shares used in computing diluted net (loss) income per share attributable to common stockholders	428,224	33,293	477,891	46,510	447,966	33,294	473,424	51,991

Net (loss) income per share attributable to common stockholders, basic	$(0.00)	$(0.00)	$0.23	$0.23	(0.02)	(0.02)	0.16	0.16
Net (loss) income per share attributable to common stockholders, diluted	$(0.00)	$(0.00)	$0.23	$0.23	(0.02)	(0.02)	0.16	0.16
As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting income or loss per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
The following potentially dilutive securities were excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2025 because including them would have had an anti-dilutive effect as the Company was in a loss position during the periods:

	Class A	Class B
Warrants to purchase Class B common stock	—	1,625
Stock options, restricted stock, and employee stock purchase plan	41,658	5,077
Total	41,658	6,702
Potentially dilutive securities that were excluded from the computation of diluted net income per share because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Class A	Class B	Class A	Class B
Stock options, restricted stock, and employee stock purchase plan	35,229	21,468	45,152	24,835

14.    Income Tax
The Company recorded an income tax expense of $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. Income tax expense for both respective periods was primarily attributable to income tax expense in profitable foreign jurisdictions.
The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.
In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act (the "Tax Act"), which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of 100% bonus depreciation under Section 168(k) and Section 174 expensing for US-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. As the Tax Act was enacted in the third quarter of fiscal year 2025, the Company is currently evaluating the impact of the tax law changes on its financial position and results of operations.
15.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents held with financial institutions may exceed federally insured limits, posing potential credit risk.
As of June 30, 2025 and December 31, 2024, short-term investments were $88.9 million and $179.4 million, respectively, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. treasury securities, which amounted to $80.0 million, or 90%, at June 30, 2025 and $168.9 million, or 94%, at December 31, 2024, respectively.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended June 30, 2025 and 2024, 65% and 72%, respectively, of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank. For the six months ended June 30, 2025 and 2024, 66% and 73%, respectively, of Total Processing Volume was settled through Sutton Bank.
The Company derives a significant portion of its revenue from one customer. This customer accounted for 46% and 47% net revenue for the three months ended June 30, 2025 and 2024, respectively, and 45% and 48% for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, two separate customers accounted for 19% and 12% of the Company’s accounts receivable balance. As of December 31, 2024, two separate customers accounted for 13% and 10% of the Company’s accounts receivable balance.
16.    Segment Information
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

The following is the information used by the CODM in assessing segment performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$150,392	$125,270	$289,465	$243,237
Cost of revenue	46,331	45,917	86,725	79,725
Gross profit	104,061	79,353	202,740	163,512
Significant expenses:
Employee compensation and benefits	54,339	66,875	114,474	130,552
Share based compensation	27,070	36,291	52,985	67,604
Technology	16,102	14,769	30,913	27,887
Professional services	4,219	4,808	9,914	8,678
Occupancy	843	1,204	1,760	2,298
Depreciation and amortization	6,653	3,956	11,984	7,493
Marketing and advertising	711	728	1,180	1,106
Other operating expenses	3,352	3,418	7,296	7,322
Executive Chairman Long-Term Performance Award	—	(157,738)	—	(144,617)
(Loss) income from operations	(9,228)	105,042	(27,766)	55,189
Interest income	8,370	14,334	18,859	28,503
Other income (expense)	417	(118)	441	(360)
Income tax expense	206	150	441	284
Segment and consolidated net (loss) income[1]	$(647)	$119,108	$(8,907)	$83,048
1 - The Company operates as a single reportable segment that is managed on a consolidated basis, therefore the Company’s segment net (loss) income is the same as the Company’s consolidated net (loss) income.
Net revenue outside of the United States, based on the billing address of the customer, was 13% and 10%, for the three months ended June 30, 2025 and 2024, respectively, and was 12% and 9%, for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025 and December 31, 2024, long-lived assets located outside of the United States were not material and not used by the CODM in assessing and evaluating financial performance and allocating resources.

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
Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including various geopolitical conflicts, uncertainty related to global elections, changes in inflation and interest rates, and uncertainty in global regulatory and economic conditions, including as a result of uncertainty in global trade from potential tariffs and counter tariffs, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, including discretionary spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees. See the section titled “Risk Factors” in this

Quarterly Report on Form 10-Q and in our 2024 Annual Report for further discussion or incorporation by reference of the possible impact of these macroeconomic factors on our business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands unless otherwise noted)	2025	2024	2025	2024
Total Processing Volume (TPV) (in millions)	$91,386	$70,627	$175,857	$137,294

Net revenue	$150,392	$125,270	$289,465	$243,237
Gross profit	$104,061	$79,353	$202,740	$163,512
Gross margin	69%	63%	70%	67%
Net (loss) income	$(647)	$119,108	$(8,907)	$83,048
Net (loss) income margin	—%	95%	(3)%	34%
Total operating expenses (benefit)	$113,289	$(25,689)	$230,506	$108,323

Non-GAAP Measures:
Adjusted EBITDA	$28,509	$(1,817)	$48,590	$7,409
Adjusted EBITDA margin	19%	(1)%	17%	3%
Adjusted operating expenses	$75,552	$81,170	$154,150	$156,103
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
Adjusted operating expenses - Adjusted operating expenses is a non-GAAP financial measure that is calculated as Total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring and other one-time costs; and acquisition-related expenses which consists of due diligence costs, transaction cost and integration costs related to potential or successful acquisitions, and cash and non-cash postcombination compensation expenses. We believe that Adjusted operating expenses is an important measure of operating performance because it allows management and our Board of Directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of total operating expenses to Adjusted operating expenses.
Components of Results of Operations
Net Revenue
We have two components of net revenue: platform services revenue, net and other services revenue.
Platform services revenue, net. Platform services revenue includes Interchange Fees, net of Revenue Share and other service-level payments to customers, and Card Network and Issuing Bank costs for certain customer arrangements where the Company is an agent in the delivery of services to the customer. Platform services revenue also includes processing and other fees. “Interchange Fees” are transaction-based and volume-based fees set by a Card Network and paid by a merchant bank to the Issuing Bank that issued the payment card used to purchase goods or services from a merchant. We earn Interchange Fees on card transactions we process for our customers and are based on a percentage of the transaction amount plus a fixed amount per transaction. Interchange Fees are recognized when the associated transactions are settled.
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
Costs of Revenue
Costs of revenue consist of Card Network fees, Issuing Bank fees, and card fulfillment costs for customer arrangements where we are the principal in providing services to the customer and excludes depreciation and amortization, which is reported separately within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Card Network fees are equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank fees compensate our Issuing Banks for issuing cards to our customers and sponsoring our card programs with the Card Networks and are typically equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
We have marketing and incentive arrangements with Card Networks, that provide us with monetary incentives for establishing customer card programs with and routing transaction volume through the respective Card Networks. These incentives are typically calculated as a percentage of the processed transaction volume or the number of transactions routed through the Card Network. We account for these incentives as a reduction of Card Network fees within Costs of Revenue in customer arrangements where we act as the principal. As processing volumes increase, we earn a higher cumulative incentive rate, subject to achieving specific cumulative volume thresholds within an annual measurement period. For certain incentive arrangements, the annual measurement period may not align with our fiscal year.
Prior to the second quarter of fiscal year 2025, we recognized network incentives in the period when cumulative transaction volume thresholds were met, due to insufficient data to reliably estimate the amount of incentives Card Networks would ultimately earn over the respective annual period. This approach resulted in fluctuations in Card Network incentives, particularly when thresholds were reached, as higher incentive rates were applied retroactively to the entire measurement period. Historically, we have earned the highest incentive rates in the first quarter of our fiscal year, when annual measurement periods are nearing completion and higher cumulative transaction volume thresholds are achieved. Conversely, the second quarter generally reflected the lowest incentive rates, as the annual measurement periods and cumulative transaction volume thresholds reset to lower levels.
Effective in the second quarter of fiscal year 2025, we revised our accounting policy for estimating and recognizing network incentives. We now estimate and recognize network incentives based on the cumulative incentive rate we expect to earn over the annual measurement period. We estimate the cumulative incentive rates based on our forecasts for the annual measurement periods, which incorporates both historical experience and our expectations of future events, in addition to other qualitative considerations. The estimated cumulative incentive rates are applied to the volume and/or number of transactions processed during the reporting period to calculate the quarterly network incentives recognized. As a result of this policy revision, the Card Network incentives recognized during the three months ended June 30, 2025 were $6.8 million higher compared to the amount that would have been recognized under the previous policy.
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

In July 2025, the One Big Beautiful Bill Act (H.R. 1, the “Tax Act”) was signed into law, reinstating certain provisions from the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation under Section 168(k) and immediate expensing of U.S.-based research costs under Section 174. We are currently evaluating the impact of these tax law changes on our financial condition and results of operations. Based on our preliminary assessment, we do not expect the Tax Act to have a material impact on our overall tax expense or effective tax rate for the year ending December 31, 2025.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net revenue	$150,392	$125,270	$289,465	$243,237
Costs of revenue	46,331	45,917	86,725	79,725
Gross profit	104,061	79,353	202,740	163,512
Operating expenses (benefit):
Compensation and benefits	81,409	103,166	167,459	198,156
Technology	16,102	14,769	30,913	27,887
Professional services	4,219	4,808	9,914	8,678
Occupancy	843	1,204	1,760	2,298
Depreciation and amortization	6,653	3,956	11,984	7,493
Marketing and advertising	711	728	1,180	1,106
Other operating expenses	3,352	3,418	7,296	7,322
Executive chairman long-term performance award	—	(157,738)	—	(144,617)
Total operating expenses (benefit)	113,289	(25,689)	230,506	108,323
(Loss) income from operations	(9,228)	105,042	(27,766)	55,189
Other income, net	8,787	14,216	19,300	28,143
(Loss) income before income tax expense	(441)	119,258	(8,466)	83,332
Income tax expense	206	150	441	284
Net (loss) income	$(647)	$119,108	$(8,907)	$83,048

Comparison of the Three Months Ended June 30, 2025 and 2024
Net Revenue

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Net revenue:
Total platform services, net	$143,135	$119,271	$23,864	20%
Other services	7,257	5,999	1,258	21%
Total net revenue	$150,392	$125,270	$25,122	20%

Total Processing Volume (TPV) (in millions)	$91,386	$70,627	$20,759	29%
Total platform services, net revenue increased by $23.9 million, or 20%, for the three months ended June 30, 2025, compared to the same period in 2024. The overall increase in platform services revenue was primarily driven by a 29% increase in TPV, partially offset by unfavorable shifts in our card program mix, particularly the expansion of programs where we provide processing services with minimal or no program management.
Other services revenue increased $1.3 million, or 21%, in the three months ended June 30, 2025, compared to the same period in 2024, driven by higher card-related fulfillment, including one-time card replacements and increased customer card shipments.
The increase in TPV was driven by strong performance across all our major use cases, particularly financial services, lending including buy-now-pay later, and expense management. TPV for our top five customers, based on their individual processing volumes in each respective period, increased by 19% in the three months ended June 30, 2025, compared to the same period in 2024, while TPV from all other customers, as a group, grew by 70% over the same period. Note that the composition of the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Costs of revenue:
Card Network fees, net	$36,273	$37,940	$(1,667)	(4)%
Issuing Bank fees	4,529	3,286	1,243	38%
Other	5,529	4,691	838	18%
Total costs of revenue	$46,331	$45,917	$414	1%

Gross profit	$104,061	$79,353	$24,708	31%
Gross margin	69%	63%
Costs of revenue increased by $0.4 million, or 1%, for the three months ended June 30, 2025, compared to the same period in 2024. This increase was driven by higher Card Network and Issuing Bank fees related to the 29% increase in TPV, but was mostly offset by $6.8 million higher network incentives recognized during the three months ended June 30, 2025 as a result of the revised accounting policy. Card Network fees are reported net of monetary incentives from Card Networks for processing volume during the period.
As the increase in costs of revenue was outpaced by the net revenue growth discussed above, gross profit increased by $24.7 million, or 31%, and gross margin improved by approximately 6 percentage points for the three months ended June 30, 2025, compared to the same period in 2024.

Operating Expenses (Benefit)

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Operating expenses (benefit):
Salaries, bonus, benefits and payroll taxes	$54,339	$66,875	$(12,536)	(19)%
Share-based compensation	27,070	36,291	(9,221)	(25)%
Total compensation and benefits	81,409	103,166	(21,757)	(21)%
Percentage of net revenue	54%	82%
Technology	16,102	14,769	1,333	9%
Percentage of net revenue	11%	12%
Professional services	4,219	4,808	(589)	(12)%
Percentage of net revenue	3%	4%
Occupancy	843	1,204	(361)	(30)%
Percentage of net revenue	1%	1%
Depreciation and amortization	6,653	3,956	2,697	68%
Percentage of net revenue	4%	3%
Marketing and advertising	711	728	(17)	(2)%
Percentage of net revenue	—%	1%
Other operating expenses	3,352	3,418	(66)	(2)%
Percentage of net revenue	2%	3%
Executive chairman long-term performance award	—	(157,738)	157,738	(100)%
Percentage of net revenue	—%	(126)%
Total operating expenses (benefit)	$113,289	$(25,689)	$138,978	541%
Percentage of net revenue	75%	(21)%
Salaries, bonus, benefits, and payroll taxes decreased by $12.5 million, or 19%, for the three months ended June 30, 2025, compared to the same period in 2024. This decrease was primarily driven by lower post-combination compensation expenses for former Power Finance employees and an increase in capitalized salaries, bonus, and benefits costs related to internal-use software development in 2025. These savings were partially offset by the expense incurred during the three months ended June 30, 2025 associated with the one-time retention bonuses given to certain key employees following the departure of our former CEO in the first quarter of 2025, which were not incurred in the same period in 2024.
Share-based compensation decreased by $9.2 million, or 25%, for the three months ended June 30, 2025, compared to the same period in 2024, mainly due to the forfeitures of stock based awards.
Technology expenses increased by $1.3 million, or 9%, for the three months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by higher licensing and hosting costs to support system and tool implementations amid ongoing business growth.
Professional services expenses decreased by $0.6 million or 12%, for the three months ended June 30, 2025, compared to the same period in 2024 due to lower legal and consulting fees.
Occupancy expense decreased by $0.4 million or 30%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease is due to the impairment of the right-of-use asset associated with our Oakland office recorded during the fourth quarter of 2024.
Depreciation and amortization expense increased by $2.7 million, or 68%, for the three months ended June 30, 2025 compared to the same period in 2024. This increase was primarily driven by higher amortization of internally developed software as additional projects were capitalized and placed into service.

Marketing and advertising expenses remained relatively flat for the three months ended June 30, 2025 compared to the same period in 2024.
Other operating expenses remained relatively flat for the three months ended June 30, 2025 compared to the same period in 2024.
Executive chairman long-term performance award decreased by 100% for the three months ended June 30, 2025, compared to the same period in 2024, due to the forfeiture in the second quarter of 2024 following the Executive Chairman transitioning to a non-employee director role on the Board of Directors.
Other Income, net

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other income, net	$8,787	$14,216	$(5,429)	(38)%
Percentage of net revenue	6%	11%
Other income, net decreased by $5.4 million, or 38%, for the three months ended June 30, 2025, compared to the same period in 2024. This decrease was primarily driven by lower interest income from our short-term investment portfolio and cash balances, as average balances were lower due to $162.9 million of share repurchases completed in the quarter. We also realized lower average yields during the second quarter of 2025 compared to the same period in 2024.
Income Tax Expense
Income tax expense remained relatively flat for the three months ended June 30, 2025 compared to the same period in 2024.
Customer Concentration
We generated 46% and 47% of our net revenue from our largest customer, Block, during the three months ended June 30, 2025 and 2024, respectively.

Comparison of the Six Months Ended June 30, 2025 and 2024
Net Revenue

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Net revenue:
Total platform services, net	$275,004	$233,205	41,799	18%
Other services	14,461	10,032	4,429	44%
Total net revenue	$289,465	$243,237	$46,228	19%

Total Processing Volume (TPV) (in millions)	$175,857	$137,294	$38,563	28%
Total platform services, net revenue increased by $41.8 million, or 18%, for the six months ended June 30, 2025, compared to the same period in 2024. The overall increase in platform services revenue was primarily driven by a 28% increase in TPV, partially offset by unfavorable shifts in our card program mix, particularly the expansion of programs where we provide processing services with minimal or no program management.

Other services revenue increased $4.4 million, or 44% in the six months ended June 30, 2025, compared to the same period in 2024, driven by higher card-related fulfillment, including one-time card replacements and increased customer card shipments.
The TPV increase was driven by robust growth across all major use cases, particularly financial services, lending including buy-now-pay later, and expense management. TPV for our top five customers, based on their individual processing volumes in each respective period, grew by 19% for the six months ended June 30, 2025, compared to the same period in 2024. TPV from all other customers, as a group, increased by 67% in the six months ended June 30, 2025, compared to the same period in 2024. Note that the composition of the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Costs of revenue:
Card Network fees, net	$66,915	$65,184	$1,731	3%
Issuing Bank fees	8,497	6,296	2,201	35%
Other	11,313	8,245	3,068	37%
Total costs of revenue	$86,725	$79,725	$7,000	9%

Gross profit	$202,740	$163,512	$39,228	24%
Gross margin	70%	67%
Costs of revenue increased by $7.0 million for the six months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by a 28% increase in TPV, but was partially offset by $6.8 million of higher network incentives recognized during the second quarter as a result of the revised accounting policy. Card Network fees are presented net of monetary incentives from Card Networks for processing volume during the period.
As the increase in costs of revenue was outpaced by the net revenue growth discussed above, gross profit increased by $39.2 million, or 24%, and gross margin improved by 3 percentage points for the six months ended June 30, 2025, compared to the same period in 2024.

Operating Expenses (Benefit)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Operating expenses (benefit):
Salaries, bonus, benefits and payroll taxes	$114,474	$130,552	$(16,078)	(12)%
Share-based compensation	52,985	67,604	(14,619)	(22)%
Total compensation and benefits	167,459	198,156	(30,697)	(15)%
Percentage of net revenue	58%	81%
Technology	30,913	27,887	3,026	11%
Percentage of net revenue	11%	11%
Professional services	9,914	8,678	1,236	14%
Percentage of net revenue	3%	4%
Occupancy	1,760	2,298	(538)	(23)%
Percentage of net revenue	1%	1%
Depreciation and amortization	11,984	7,493	4,491	60%
Percentage of net revenue	4%	3%
Marketing and advertising	1,180	1,106	74	7%
Percentage of net revenue	—%	—%
Other operating expenses	7,296	7,322	(26)	—%
Percentage of net revenue	3%	3%
Executive chairman long-term performance award	0	(144,617)	144,617	(100)%
Percentage of net revenue	—%	(59)%
Total operating expenses	$230,506	$108,323	$122,183	113%
Percentage of net revenue	80%	45%
Salaries, bonus, benefits, and payroll taxes decreased by $16.1 million, or 12%, for the six months ended June 30, 2025, compared to the same period in 2024. This decrease was primarily driven by lower year-over-year post-combination compensation expenses for former Power Finance employees and an increase in capitalized salaries, bonus, and benefits costs related to internal-use software development during six months ended June 30, 2025. These savings were partially offset by expenses incurred during the six months ended June 30, 2025 associated with restructuring and one-time retention bonuses given to certain key employees following the departure of our former CEO in the first quarter of 2025, which were not incurred in the same period in 2024.
Share-based compensation decreased by $14.6 million, 22%, for the six months ended June 30, 2025, compared to the same period in 2024, mainly due to the forfeitures of stock based awards, including those related to the CEO’s departure during the first quarter of 2025.
Technology expenses increased by $3.0 million, or 11%, for the six months ended June 30, 2025, compared to the same period in 2024, mainly driven by higher licensing and hosting costs to support system and tool implementations amid ongoing business growth.
Professional services expenses increased by $1.2 million, or 14%, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to higher consulting fees.
Occupancy expense decreased by $0.5 million, or 23%, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the impairment of the right-of-use asset associated with our Oakland office recorded during the fourth quarter of 2024.
Depreciation and amortization increased by $4.5 million, or 60%, for the six months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by higher amortization of internally developed software as additional projects were capitalized and placed into service.

Marketing and advertising expenses remained relatively flat for the six months ended June 30, 2025, compared to the same period in 2024.
Other operating expenses remained relatively flat for the six months ended June 30, 2025, compared to the same period in 2024.
The Executive chairman long-term performance award decreased by 100% for the six months ended June 30, 2025, compared to the same period in 2024, due to the forfeiture in the second quarter of 2024 following the Executive Chairman’s transition to a non-employee director role on the Board of Directors.
Other Income, net

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other income, net	$19,300	$28,143	$(8,843)	(31)%
Percentage of net revenue	7%	12%
Other income, net decreased by $8.8 million, or 31%, for the six months ended June 30, 2025, compared to the same period in 2024. This decrease was primarily driven by lower interest income from our short-term investment portfolio and cash balances, as average balances were lower due to $193.1 million of share repurchases completed during the six months ended June 30, 2025. We also realized lower average yields during the six months ended June 30, 2025 compared to the same period in 2024.
Income Tax Expense
Income tax expense remained relatively flat for the six months ended June 30, 2025 compared to the same period in 2024.
Customer Concentration
We generated 45% and 48% of our net revenue from our largest customer, Block, during the six months ended June 30, 2025 and 2024, respectively.

Use of Non-GAAP Financial Measures
Our non-GAAP financial measures, such as adjusted EBITDA and Adjusted operating expenses, have limitations as analytical tools and should not be considered in isolation or as substitutes for, or superior to, financial measures prepared in accordance with GAAP. When evaluating these non-GAAP measures, note that we will likely incur expenses in the future similar to the adjustments in the presentation of our non-GAAP measures set forth under “Key Operating Metric and Non-GAAP Financial Measures”. There are a number of key limitations related to the use of these non-GAAP measures compared to their most directly comparable GAAP measures including the following:
•other companies, including companies in our industry, may calculate adjusted EBITDA and Adjusted operating expenses differently or not at all, limiting their usefulness as comparative measures;
•although depreciation and amortization are non-cash charges, the assets being depreciated or amortized may require future replacement, and adjusted EBITDA does not reflect cash requirements for such replacements or new capital expenditures; and
•adjusted EBITDA does not reflect the effect of income taxes that may represent a reduction in cash available to us.
We encourage investors to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measures to their most directly comparable GAAP financial measures.

A reconciliation of Net (loss) income to adjusted EBITDA and GAAP operating expenses to Adjusted operating expenses for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net revenue	$150,392	$125,270	$289,465	$243,237
Net (loss) income	$(647)	$119,108	$(8,907)	$83,048
Net (loss) income margin	—%	95%	(3)%	34%
Total operating expenses (benefit)	$113,289	$(25,689)	$230,506	$108,323

Net (loss) income	$(647)	$119,108	$(8,907)	$83,048
Depreciation and amortization expense	6,653	3,956	11,984	7,493
Share-based compensation expense	27,070	36,291	52,985	67,604
Executive chairman long-term performance award	—	(157,738)	—	(144,617)
Payroll tax expense related to share-based compensation	791	702	1,567	1,867
Acquisition-related expenses (1)	1,249	9,930	5,488	19,873
Restructuring and other one-time costs (2)	1,974	—	4,332	—
Other income, net	(8,787)	(14,216)	(19,300)	(28,143)
Income tax expense	206	150	441	284
Adjusted EBITDA	$28,509	$(1,817)	$48,590	$7,409
Adjusted EBITDA Margin	19%	(1)%	17%	3%

Total operating expenses (benefit)	$113,289	$(25,689)	$230,506	$108,323
Depreciation and amortization expense	(6,653)	(3,956)	(11,984)	(7,493)
Share-based compensation expense	(27,070)	(36,291)	(52,985)	(67,604)
Executive chairman long-term performance award	—	157,738	—	144,617
Payroll tax expense related to share-based compensation	(791)	(702)	(1,567)	(1,867)
Restructuring and other one-time costs (2)	(1,974)	—	(4,332)	—
Acquisition-related expenses (1)	(1,249)	(9,930)	(5,488)	(19,873)
Adjusted operating expenses	$75,552	$81,170	$154,150	$156,103
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
(2) Restructuring and other one-time costs include the costs associated with the transition of our CEO and other one-time costs related to retention bonuses provided to other key employees. These bonuses have service requirements and are expensed over the requisite service period.
Liquidity and Capital Resources
As of June 30, 2025, our primary sources of liquidity consisted of cash, cash equivalents, and short-term investments totaling $821.6 million, held primarily for working capital purposes. Our cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S. agency securities, asset-backed securities, commercial paper, certificates of deposit, and corporate debt securities. We have historically incurred significant operating losses, as reflected in our accumulated deficit, and anticipate continued operating losses for the foreseeable future.
Our transaction with Neptune International Ltd to acquire TransactPay was completed on July 31, 2025 in accordance with the terms in the merger agreement, and we paid €46.0 million in cash. The agreement also includes up to €5.0 million of contingent consideration that could be paid post-closing.

On February 25, 2025, our Board of Directors authorized a new share repurchase program for up to $300 million of our Class A common stock (the “2025 Share Repurchase Program”). Repurchases may be executed through open market purchases, privately negotiated transactions, or other methods, in compliance with applicable federal securities laws, including Rule 10b5-1 trading plans under the Exchange Act. Repurchase decisions are based on general business and market conditions, legal requirements, and other relevant factors. The 2025 Share Repurchase Program has no set expiration date. During the six months ended June 30, 2025, we repurchased approximately 42.3 million shares for $193.1 million under this program. As of June 30, 2025, $106.9 million remained available for future share repurchases.
On May 6, 2024, the our Board of Directors authorized a $200 million share repurchase program for our Class A common stock (the "2024 Share Repurchase Program"), following the exhaustion of the $200 million 2023 Share Repurchase Program in the first quarter of fiscal year 2024. Repurchases under the 2024 Share Repurchase Program were made through open market purchases, privately negotiated transactions, or other methods, in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans of the Exchange Act. Repurchase decisions were based on general business and market conditions, legal requirements, and other factors. During the six months ended June 30, 2025, we repurchased approximately 19.2 million shares for $80.5 million, fully utilizing the 2024 Share Repurchase Program authorization.
On February 3, 2023, we acquired all outstanding stock of Power Finance Inc. (“Power Finance”). As part of the terms of the acquisition, we entered into postcombination cash compensation arrangements with certain key acquired employees whereby we agreed to pay them $85.1 million of cash over a weighted average service period of 2.2 years from the acquisition date, subject to forfeiture upon termination. As of June 30, 2025, $3.2 million of the postcombination cash compensation arrangements remained outstanding.
We believe our existing cash and cash equivalents, and short-term investments of $821.6 million as of June 30, 2025, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. As of the date of filing this Quarterly Report on Form 10-Q, we maintain full access to and control over all our cash, cash equivalents and short-term investments, except amounts held as restricted cash. Our future capital requirements will depend on many factors, such as continued investment in product development, platform infrastructure, share repurchases, potential strategic acquisitions, capital expenditures, and global expansion. We plan to allocate cash to support ongoing business investments, infrastructure enhancements, and non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
As of June 30, 2025, we had $8.5 million in restricted cash which included a $7.0 million deposit held at an Issuing Bank to serve as collateral to ensure settlement of our customers' transactions with the Card Networks, in the event that customer funds are not deposited in time. Restricted cash also includes $1.5 million cash held at a bank to secure our payments under a lease agreement for our office space, of which $0.9 million is recorded in Other assets in the June 30, 2025 Condensed Consolidated Balance Sheet.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$22,534	$26,134
Net cash provided by investing activities	75,719	27,336
Net cash used in financing activities	(288,546)	(109,712)
Net decrease in cash, cash equivalents, and restricted cash	$(190,293)	$(56,242)

Operating Activities
Our primary source of cash from operating activities is net revenue. The primary uses of cash in operating activities include Card Network and Issuing Bank fees and employee-related compensation. The timing of settlements of certain operating assets and liabilities, such as revenue share payments, bonus payments, prepayments to cloud-computing service providers, settlements receivable and network incentives receivable, may impact the amounts reported as net cash provided by or used in operating activities in the Condensed Consolidated Statements of Cash Flows.
Net cash provided by operating activities was $22.5 million for the six months ended June 30, 2025, a decrease from $26.1 million for the same period in 2024. The year-over-year decrease was primarily driven by the unfavorable timing of settlements for network incentive receivables and accrued expenses and other liabilities, which was partially offset by higher gross profit and lower operating expenses.
Investing Activities
Net cash provided by investing activities primarily consists of proceeds from maturities of short-term investments, while net cash used in investing activities primarily includes purchases of short-term investments, purchases of property and equipment, and capitalized costs for internal-use software development.
Net cash provided by investing activities increased to $75.7 million for the six months ended June 30, 2025, from $27.3 million in the same period in 2024. This increase was primarily driven by higher proceeds from maturities of short-term investments during the six months ended June 30, 2025, partially offset by ongoing investments in property, equipment, and internal-use software.
Financing Activities
Net cash used in financing activities consists primarily of net payments related to share-based compensation activities and our share repurchase programs.
Net cash used in financing activities increased to $288.5 million for the six months ended June 30, 2025, from $109.7 million in the same period in 2024. This increase was primarily due to repurchases of our Class A common stock under the 2024 and 2025 Share Repurchase Programs, partially offset by lower tax withholdings related to net share settlement of share-based compensation awards.
Obligations and Other Commitments
Except for the lease extension disclosed in Note 9 “Leases” to our condensed consolidated financial statements, there have been no other material changes to our obligations and other commitments from those reported in our 2024 Annual Report.
For additional information about our contractual obligations and other commitments, see Note 10 “Commitments and Contingencies” to our condensed consolidated financial statements.
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
Except for the revised accounting policy for estimating Card Network incentives, as detailed in Note 2 “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements, no other changes have been made to our accounting policies. Additionally, there have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and globally, and are exposed to market risks in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
As of June 30, 2025, our cash, cash equivalents, and short-term investments totaled $821.6 million, comprising cash deposits, money market funds, U.S. treasury bills, U.S. treasury securities, commercial paper, certificates of deposits, asset-backed securities and corporate debt securities. The fair value of these holdings would not be significantly impacted by interest rate fluctuations due to their short-term maturities. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability and intent to hold all short-term investments until maturity. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of June 30, 2025, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

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
Based on such evaluation, our management has concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On December 10, 2024, a second putative securities class action lawsuit, captioned Ford v. Marqeta, Inc., et al., Case No. 24-cv-08892 (N.D. Cal.), was filed in the same Court against the same Defendants alleging violations of the same federal securities laws. The second lawsuit asserts similar theories of liability as the first lawsuit. Both lawsuits (collectively, the “Securities Actions”) seek to recover damages on behalf of shareholders who acquired shares of the Company’s common stock during their respective putative class periods. The Securities Actions have been consolidated into one consolidated securities litigation captioned In re Marqeta, Inc. Securities Litigation, Case No. 24-08874-YGR (N.D. Cal) and the Court has appointed a lead plaintiff and lead plaintiff’s counsel in the matter. On April 10, 2025, the lead plaintiff filed a consolidated amended complaint, which alleges a putative class period of between February 28, 2024 and November 4, 2024. The Company and the other Defendants filed a motion to dismiss the consolidated amended complaint on May 15, 2025.
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
None.
Purchase of Equity Securities
The following table summarizes the repurchases of our Class A common stock during the three months ended June 30, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2025	12,744	$3.89	12,744	$220,158
May 1 - 31, 2025	15,899	$4.85	15,899	$142,990
June 1 - 30, 2025	6,599	$5.47	6,599	$106,892
Total	35,242		35,242
(1) On February 25, 2025, our Board of Directors authorized a new share repurchase program of up to $300 million of our Class A common stock (the “2025 Share Repurchase Program”). Under the 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. Repurchase decisions are based on general business and market conditions, and other factors, including legal requirements. The 2025 Share Repurchase Program has no set expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) During our last fiscal quarter, on May 16, 2025, Todd Pollak, our Chief Revenue Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 202,135 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2026, or earlier if all transactions under the trading arrangement are completed, but in no case earlier than one year, or later than two years, from May 16, 2025.

Additionally, on June 10, 2025, Crystal Sumner, our Chief Administrative Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 91,000 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 19, 2026, or earlier if all transactions under the trading arrangement are completed, but in no case earlier than one year, or later than two years, from June 10, 2025.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1†*	Fourth Amendment to Lease, by and between Marqeta, Inc. and 180 Grand, LLC, dated as of April 10, 2025.
31.1*	Certification of the Principal Executive and Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: August 6, 2025	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Interim Chief Executive Officer & Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)