Form 10-K
period 2025-12-31
Marqeta, Inc.
filed 2026-02-24
CIK 1522540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of its most recently completed second fiscal quarter, was $2.3 billion based on the closing sales price of the registrant’s Class A common stock on that date. Solely for purposes of this disclosure, shares of Class A common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 20, 2026, there were 394,378,510 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 32,833,382 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•our ability to introduce and scale new products and services, such as our credit card platform;
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
In the years ended December 31, 2025, 2024, and 2023, total processing volume (“TPV”) on the Marqeta Platform was $382.5 billion, $291.1 billion, and $222.3 billion, respectively, which reflected year-over-year growth of 31% and 31%, respectively. TPV is the total dollar amount of payments processed through the Marqeta platform, net of returns and chargebacks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of our strategy and key operating metric.
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

Our Platform and Products
Marqeta provides a single, global, cloud-based, open API platform for modern card issuing and transaction processing. Marqeta’s modern platform enables customers to build and rapidly scale their card programs with extensive control and configurability, and with high standards of reliability and security. Our platform is designed to be flexible and configurable to enable our customers’ innovations by providing a full spectrum of consumer and commercial card issuing and transaction processing services in a single solution. We overlay robust program management expertise to help our customers design a customer-centric card program without requiring expertise in all of the nuances of managing a program themselves.
A key aspect of our modern platform is that our debit, prepaid, and credit offerings are all available in a combined offering, enabling customers to offer multiple products through Marqeta’s platform. For example, a retail company could use Marqeta to create a debit program to offer wage solutions to its hourly workers, a consumer credit program to its most loyal shoppers, and a commercial credit program to key suppliers to meet its working capital needs. Marqeta is certified to operate in more than 40 countries worldwide, and these programs can all exist on Marqeta’s single, global, modern platform.

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
Our Offerings
Marqeta’s innovative products are developed with deep domain expertise and a customer-first mindset to launch, scale, and manage card programs. Marqeta provides the following offerings based on a customer’s desired level of control and responsibility:

•Processing: Marqeta provides all of its customers with issuer processor services as our core offering. Payment processing provides customers with access to the Marqeta dashboard via our APIs and webhooks, our JIT Funding feature, and assists with certain configuration elements that enable customers to use the platform independently.
•Bank and Network Management: Marqeta provides a service option to connect customers to an Issuing Bank partner to act as the BIN sponsor for the customer’s card program, define and manage a number of the primary tasks related to launching a card program, and can provide a full range of services including configuring many of the critical resources required by a customer’s production environment and managing the applicable regulations and the Issuing Bank. In addition, Marqeta provides another service offering to manage compliance with applicable Card Network rules.
•Program Management: Marqeta provides additional program management services that are required as part of a card program, including chargebacks and dispute resolution, reconciliation, and card fulfillment.
•Value Added Services: Marqeta provides value added services that provide a more seamless experience for our customers, which include tokenization, real-time decisioning and fraud management, digital banking, and other customer experience services.
Card Issuing
Our customers can issue debit, prepaid, and credit cards, and participating customers can take advantage of our flexible credential certifications. Flexible credentials allow a single hybrid card product to toggle between payment methods, putting the power of choice in the hands of the consumer. We achieved certification with Visa Flexible Credential in May 2024, and can enable cardholders of participating customers to easily set parameters or choose whether they use debit, credit, Buy Now, Pay Later, or even pay using rewards points.
Debit: Customers can link card products to a primary bank account for their users to fund and spend from.
Prepaid: Customers can create single- or multi-use custom card experiences with dynamic spend controls and fund transactions in real time based upon business criteria.
Credit: Customers can create customized consumer and commercial credit programs with innovative rewards structures, leveraging pre-integrated partners for underwriting, mobile app design, and customer service. Our platform supports secured and unsecured, as well as revolving credit programs.
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
Banking & Money Movement
Marqeta for Banking provides our customers with access to a suite of bank account and money movement features offered through our Issuing Bank partners, including savings accounts, demand deposit accounts, direct deposit with early pay, ACH, cash loads, and fee-free ATMs, bill pay, and instant funding capabilities. These services enable customers to drive additional engagement and spend by making it easy for their users to fund accounts and manage money.
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

The UX Toolkit allows customers to create branded front-end experiences using a comprehensive set of pre-built UI components optimized for Marqeta's APIs. It enables customers to build Marqeta-powered debit and credit programs with fewer development resources.

Our White Label App is a mobile / multi-channel application of the UX Toolkit that allows mobile-first customers to create a custom co-branded cardholder experience on iOS and Android. The white label app is intended to reduce time-to-launch and unlock opportunities for larger volume prospects.
Credit Capabilities
With Marqeta’s credit products, our customers have the tools to bring innovative credit solutions to market. From program set up to program launch, our customers can work directly with us rather than managing several different providers. Customers can customize the user experience and embed the card within their brands. Our program management and servicing solutions enables our customers to focus on building highly differentiated programs with truly personalized rewards and spend controls.
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
TransactPay
Through our acquisition of Transact Payments Limited (collectively, with its affiliates, “TransactPay”), we have strengthened our program management capabilities in Europe. Through TransactPay’s e-money institution (“EMI”) licenses and direct regulation sponsorship, we provide BIN sponsorship and card issuance in the UK, Gibraltar, and the EEA. With the combined capabilities of Marqeta and TransactPay, customers can take advantage of card program management features in the UK, Gibraltar, and the EEA, in addition to processing, while avoiding the added complexity associated with engaging multiple partners. We provide customers in Europe greater control of the offering and support the delivery of a comparable solution in Europe to that in the U.S. and Canada.
Portfolio Migration
Portfolio Migration simplifies upgrading existing card programs onto our platform, reducing complexity and minimizing disruption during the transition. This capability includes two main components: an automated migration tool that transforms and aligns card program data from the previous system to Marqeta's platform, as well as operational processes to ensure a smooth transition.
Marqeta Hub
We believe Marqeta Hub (previously named Marqeta Flex) transforms how buy now, pay later (“BNPL”) payment options can be delivered inside payment apps and wallets by surfacing them when needed within the payment flow. Marqeta Hub expands BNPL distribution even further by giving consumers access to personalized BNPL options inside of their payment apps of choice.
The benefits of Marqeta Hub for consumers, BNPL providers, and issuers include:
Consumers: With Marqeta Hub, consumers are guided to the BNPL options that can meet their needs, with access to personalized BNPL options inside of the payment apps they use most often.
BNPL Providers: Marqeta Hub expands BNPL distribution, enabling BNPL providers to benefit from greater access to consumers and higher transaction volumes.

Card Issuers: Marqeta Hub is a powerful solution for digital wallets and card issuers, allowing them to drive payment volume by incorporating multiple BNPL offerings into the transaction experience that can be customized to user preferences. A single integration with Marqeta Hub provides them access to a variety of global BNPL providers, and is expected to increase the speed at which they can build and launch card solutions that offer flexible payment methods, including custom and user-friendly BNPL loan options.
Our Customers
Marqeta serves customers in multiple industry verticals including financial services, on-demand services, lending, including BNPL, expense management, and e-commerce enablement.
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
Agreements with Large Customers
Block
On April 19, 2016, we entered into a master services agreement with Block, Inc., formerly known as Square, Inc., as subsequently amended (the “Block Agreement”), which includes the commercial terms of our relationship with Block. Pursuant to the terms of the Block Agreement, we have agreed to manage Block’s Cash App, Square Debit Card, and Square Card Canada card issuing programs for Block. On January 31, 2022, Block completed its acquisition of our customer, Afterpay Limited. We have a separate agreement with Afterpay that provides for the commercial terms of our relationship; however, we aggregate Afterpay as part of our Block business for purposes of financial reporting in this Annual Report on Form 10-K and other filings we make with the SEC.
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
When we do not manage the customer’s relationships with the Issuing Banks or Card Networks, the customer is responsible for managing compliance with, among other things, the Issuing Bank’s requirements and Card Network rules.
Our customers engage us for a combination of services based on their unique needs. The involvement of our Issuing Banks and the Card Networks in these types of programs will depend on each program’s design.
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
Under certain circumstances, the agreement also requires us to pay termination fees, including fees and costs to Sutton Bank, if we terminate the agreement before the end of its term or any automatic renewal term. The current term of the agreement expires in 2029, after which it automatically renews on the same terms and conditions for a two-year renewal term, unless either party provides written notice of its intent not to renew at least 180 days prior to the expiration of the then-current term. Either we or Sutton Bank may terminate the agreement under certain specified circumstances, including if the other party commits a material breach that is not cured within 30 days.
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

Given our ability to direct the processing volume to specific Card Networks for these customers, we are able to negotiate certain incentive rebates that effectively reduce the overall Card Network fees. With the scale of the transactions we process on behalf of our customers, we believe we can continue to negotiate favorable incentive rebates. However, if these fees increase, our gross margin will decrease.
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
PULSE Network
In 2013, we entered into a direct processor agreement with PULSE Network LLC, which has been subsequently amended. The contract provides Marqeta with tiered incentives based on the processing volume of our customers’ transactions routed through PULSE and its affiliated networks. The current term of the contract expires in 2031 and automatically renews annually thereafter, unless either party provides written notice of its intent not to renew. Either party may terminate the agreement under specified circumstances, including upon a material breach that remains uncured for a specified period of time.
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
Research and Development
Our research and development efforts focus on building enterprise-grade product and service capabilities for our customers and their cardholders. Our design, product, engineering, and customer success teams collaborate to design, build, deploy, and monitor our platform. We enable our customers to build solutions on our platform, which connects to our Issuing Banks and Card Networks. Software development is primarily executed by our team of professionals across design, product management, and engineering disciplines. We intend to continue to invest in our research and development capabilities to extend our platform offerings.
Government Regulation
We are subject, directly, or indirectly through our relationships with our Issuing Banks, customers, or Card Networks, to a number of laws and regulations. The regulatory environment in which we operate is rapidly evolving, and some of the most significant government regulations that impact our business are discussed below. For more information on the risks relating to our regulatory environment, see the section titled “Risk Factors—Risks Relating to Regulation.”

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
Anti-Money Laundering and Sanctions Compliance
In the United States, the Currency and Foreign Transactions Reporting Act, known as the Bank Secrecy Act (the “BSA”) and amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the BSA and implementing regulations issued by the U.S. Treasury Department require certain financial institutions to establish AML programs, to not engage in terrorist financing, to report suspicious activity, and to maintain a number of related records. Although we are not a BSA regulated entity subject to anti-money laundering (“AML”) registration requirements under U.S. federal or state law, or licensure requirements as a money transmitter (or its equivalent) under state law, we are subject to certain AML laws and regulations, such as sanctions and anti-bribery, in various jurisdictions.

Due to our relationships with Issuing Banks that are directly subject to the BSA, we have implemented an AML program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. When providing program management services, we design our AML program to meet the requirements of our Issuing Banks. Our programs are also designed to prevent our platform from being used to facilitate activity in violation of applicable sanctions laws and regulations, including conducting business in specified countries or with designated persons or entities, including those on lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control and equivalent foreign authorities. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls to guard against money laundering, terrorist financing, and other illicit activity, including the designation of a compliance officer in the United States and in other jurisdictions to oversee our AML compliance program, and it is designed to assist in managing risk associated with money laundering and terrorist financing.
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
Additionally, our subsidiary, Marqeta Services LLC, has obtained a number of state-level licenses in the United States for servicing, collections, and brokering activities, and is subject to direct supervision and regulatory obligations under applicable state laws.
International Regulation
The conduct of our business and the use of our products and services outside the United States are subject to various foreign laws and regulations administered by government entities and agencies in the countries and territories where we operate and where our customers and their cardholders use our products and services. For instance, we are subject to processing fee and transaction fee regulation where our cards are used and may in the future be subject to Interchange Fee regulations in other countries where our cards are used. Additionally, following our acquisition of TransactPay, we are also directly licensed as an e-money institution in the UK, Gibraltar, and the EEA, with authorizations from the Gibraltar Financial Services Commission and Malta Financial Services Authority. This subjects us to direct supervision and regulatory obligations under applicable European payment services and e-money laws. In addition, the Bank of Canada now supervises our subsidiary, Marqeta Payments LLC, as a registered payment service provider under Canada's Retail Payment Activities Act.
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

Our Employees and Human Capital Resources
As of December 31, 2025, we had a total of 938 employees and we supplement our workforce with contractors and consultants. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and prospective employees.
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
For the year ended December 31, 2025, net revenue increased 23% to $624.9 million, from $507.0 million in 2024. Our net revenue decreased in the year ended December 31, 2024, primarily driven by the August 2023 Block Amendment which allowed for reduced pricing and impacted the revenue presentation for the Cash App program as fees owed to Issuing Banks and Card Networks related to the Cash App primary Card Network volume are recorded as a reduction to the revenue earned from the Cash App program within Net revenue effective as of July 1, 2023. In prior periods, these costs were included within Costs of revenue. Our total net revenue was $624.9 million, $507.0 million, and $676.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, a increase of 23% and a decrease of 25% from the prior years, respectively. We believe our net revenue growth depends on several factors, including, but not limited to, our ability to:
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
We have also historically experienced significant growth in the number of customers using our platform, the number of card programs and solutions we manage for our customers, and TPV on our platform. Our TPV was $382.5 billion, $291.1 billion, and $222.3 billion for the years ended December 31, 2025, 2024, and 2023, respectively, an increase of 31% and 31% from the prior years, respectively.
Net revenue and TPV for any prior period should not be relied on as an indication of our future performance. If our TPV and net revenue growth rates decline, we may not achieve profitability as expected, and our business, financial condition, results of operations, and the price of our Class A common stock would be adversely affected.
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
We operate in a highly competitive and dynamic industry and we expect competition to increase in the future as established and emerging companies continue to enter the markets we serve or attempt to address the problems that our platform addresses. We face competition along several dimensions, including providers with legacy technology platforms, such as Fidelity National Information Services (FIS) and Fiserv; modern API-based providers, such as Galileo, i2c, and Visa DPS; and emerging providers, such as Adyen and Stripe. We believe that the principal competitive factors in our market include: pricing; multiple program types (debit, prepaid, credit); multinational reach; complete solutions at scale; flexibility and configurability; reliability; compliance solutions; program management; brand recognition and reputation; and industry expertise and customer service. Moreover, as we expand the scope of our platform, we may face additional competition.
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
A small number of customers account for a large percentage of our net revenue. As discussed further in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the years ended December 31, 2025, 2024, and 2023, Block accounted for 45%, 47%, and 68% of our net revenue, respectively.
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

However, we expect that net revenue from a relatively small group of customers, including Block, will continue to account for a significant portion of our net revenue in the near term. The concentration of a large percentage of our net revenue with a limited number of customers exposes us disproportionately to any of those customers choosing to stop using our platform or using our platform in a reduced capacity, reducing their processing volume with us, or renegotiating, terminating, or failing to renew their agreements with us, renewing their agreements with us on different terms, or choosing to change network relationships. For example, the August 2023 Block Amendment renewed our agreement with Block for the Cash App program on different terms, which reduced reported net revenue. Should any of those events occur, our business, results of operations, and financial condition may be adversely affected.
We have a history of net losses and we may not be able to achieve or sustain profitability.
We have incurred significant net losses since our inception, except for the year ended December 31, 2024. For the year ended December 31, 2024, we had net income of $27.3 million, which was primarily due to the forfeiture of the Executive Chairman Long-Term Incentive Award. We had net losses of $13.9 million and $223.0 million for the years ended December 31, 2025 and 2023, respectively. As of December 31, 2025 and December 31, 2024, our accumulated deficit was approximately $811.8 million and $797.9 million, respectively. We may continue to incur net losses and may fail to achieve profitability. We anticipate our operating expenses to continue to increase in the foreseeable future as we hire additional personnel, adjust compensation packages to hire new or retain existing employees, expand our operations and infrastructure, and continue to enhance and expand our platform, products, and services. These initiatives may be more costly than we expect and may not result in increased net revenue. Further as we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate.
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
A significant portion of our payment transactions are settled through a small number of Issuing Banks. For the years ended December 31, 2025, 2024, and 2023, 64%, 70%, and 76%, respectively, of TPV was settled through one Issuing Bank, Sutton Bank. If Sutton Bank terminates our agreement with them or is unable or unwilling to settle our transactions for any reason, we may be required to switch some or all of our processing volume to one or more other Issuing Banks, including to any of the other Issuing Banks with which we currently contract. Switching processing volume to another Issuing Bank would take time and could result in additional costs or loss of revenue or customers, which may adversely affect our business.
We also have agreements with Card Networks that, among other things, provide us certain monetary incentives based on the processing volume of our customers’ transactions routed through the respective Card Network. The timing and extent of amendments or new contracts related to our volume incentive arrangements with Card Networks could result in incentive payments that are recorded in a current period and based on volume processed in a prior period. We currently include Card Network fees in the pricing arrangements with the majority of our customers who engage us to arrange their use of one or more of the Card Networks. If these customers were to manage the relationship with the Card Networks directly, our reported net revenue may decrease. For example, the August 2023 Block Amendment provides that Block will be responsible for defining and managing the Cash App program with respect to the primary Card Network going forward which has the effect of reducing reported net revenue.
We intend to continue expanding and deepening our relationships with Issuing Banks and Card Networks. Diversifying these contractual relationships and operations increases the complexity of our operations and has led and may continue to lead to increased costs. The Issuing Banks and Card Networks we work with may fail to process transactions, breach their agreements with us, or refuse to renew or renegotiate our agreements with them on terms that are favorable, commercially reasonable, or at all. They might also take actions that could degrade the functionality of our platform, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own. If we are unsuccessful in establishing, renegotiating, or maintaining relationships with Issuing Banks or Card Networks, our business may be adversely affected.
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
The performance, availability, and connectivity of the data centers, cloud-based solutions, and other third parties that provide core services such as computing and storage infrastructure for our platform are outside of our control. If any of these infrastructure providers fail to provide sufficient capacity to support our platform or otherwise experience service outages, we may experience interruptions in our ability to operate our platform and our business could be adversely affected. We have experienced, and expect to continue to periodically experience, outages of the services provided by these providers.
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
Our operations depend on receiving, storing, transmitting, and otherwise processing sensitive information pertaining to our business, employees, customers, and customers’ end users. The confidentiality, integrity, and availability of such information residing on or processed using our systems is important to our business. While we have an internal security program, the success of such program has been, and will continue to be, impacted by new and existing vulnerabilities, human error, resource constraints, the efficiency of our processes and procedures, and management of gaps in controls. The integrity of our internal security program is also subject to changing standards or interpretations of standards as new frameworks are introduced and existing frameworks evolve.
We use vendors to perform certain services for us, in some cases involving management or other processing of sensitive data, and these vendors face similar security threats to the confidentiality, security, and integrity of their systems and the data they process for us. Unauthorized parties have attempted and will continue to attempt to gain access to our platform, systems, or facilities, and those of our customers, vendors, and other third parties with which we do business using a variety of methods such as cloud account takeover attacks, software lifecycle compromise, denial-of-service attacks, generative artificial intelligence impersonation, phishing attacks and other forms of social engineering, and ransomware and other malicious code.

We have incorporated and may continue to incorporate artificial intelligence (“AI”) solutions and features (including, for example, AI solutions utilizing generative AI, model context protocol (“MCP”) servers and agentic AI) into our platform and other aspects of our business and operations. The use of AI solutions and features in our business may increase or create additional cybersecurity risks, including risks of security breaches, data leaks, and other incidents.
Also, due to political uncertainty and military actions associated with geopolitical tensions, we and the third parties with which we work may be vulnerable to heightened risks of security breaches and incidents.
Any attempted, perceived, or actual breach or incident could disrupt our systems and other aspects of our operations, result in unauthorized or unlawful access to or loss, modification, unavailability, misuse, or other unauthorized processing of ours and our employees’ data and the data of third parties with which we work, have a significant impact on our reputation as a trusted brand, and expose us to legal risk and potential liability, and costs associated with remediation. Further, if there is a breach impacting payment card information that we store, process, or transmit or that is stored, processed, or transmitted by our customers or other third parties that we do business with, we could be liable to the Issuing Banks or our customers for certain of their costs and expenses, in addition to the potential for fines, penalties, and other liabilities.
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
We have adopted a flexible-first work environment, and expect to continue to be subject to challenges and risks associated with having a remote workforce, in addition to the privacy and cybersecurity risks noted throughout this section. For example, our employees and contractors are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, and expose us to greater risks of data or financial loss and associated disruptions to our business operations. In addition, any inability to track and manage hardware and software assets across our remote workforce could lead to loss of intellectual property, a security breach or incident, and unauthorized access to our systems and applications, potentially adversely affecting our business and financial condition.
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
Our business depends on a strong, trusted brand, and any failure to maintain, protect, enhance, and effectively market our brand would adversely affect our business.
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
Net revenue growth attributed to our new technologies, such as portfolio migration, UX Toolkit, and the development of Marqeta Hub is dependent on increasing the number of existing customers or new customers who use our platform and these capabilities. Failure to scale these technologies, a competitive market, or failure to bring Marqeta Hub to market could adversely affect our business and financial results.
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
The success of our credit issuing capabilities and other credit programs also depends on our ability to effectively manage related risks for us and our Issuing Banks. While the Issuing Banks or other third parties we work with bear the credit risk, in some cases they rely on our credit decisioning engine and managed services to underwrite and/or to otherwise support the management of credit card programs in accordance with their credit policies. Our current and future efforts and the efforts of our Issuing Banks and other partners to expand the capacity of our Issuing Banks and mitigate risk to our credit issuing capabilities and other credit programs may not be successful. Numerous factors, many of which are outside of our control, can adversely affect the evaluation of credit risk. The information we use in processing credit transactions may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. If a fraudulent applicant is approved based on our risk model, we may be liable for the losses incurred by the Issuing Bank, which could adversely affect our business and results of operations.

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
It is also important for us to implement tools to support the operational efficiency of our platform. For example, in the past few years AI solutions have emerged as an opportunity for us, our customers, our vendors, and other third parties to innovate more quickly and efficiently and better serve our customers. Rapid adoption and novel uses of AI may, however, introduce unique and unpredictable security risks to our systems and platform, products, and services.
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

Additionally, our AI solutions and features may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if AI models used in our products or other offerings, whether developed internally or otherwise, are incorrectly designed, the data we use to train them is incomplete or inadequate, the outputs (including any analysis or recommendations) are or are deemed to be inaccurate or discriminatory, or we do not have sufficient rights to use the data on which our models rely, the performance of our AI solutions and features, as well as our reputation, could suffer, may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities, or we could incur liability through the violation of contractual or regulatory obligations. The AI solutions we build or use may be based on or otherwise leverage offerings of third party providers who can suffer impacts to confidentiality, integrity, and availability on their end.
The legal, regulatory, and policy environments around AI are evolving rapidly. For example, the European Union approved the EU Artificial Intelligence Act (the “EU AI Act”), and the EU AI Act went into effect on August 2, 2024. The EU AI Act establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market, and will impose obligations, which may be onerous or burdensome, on providers and users of AI technologies. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation imposing obligations in connection with the development or use of, or otherwise regulating, AI technologies. U.S. and state-specific regulatory bodies have also issued advisories on the use of AI technologies and will likely step up their oversight and enforcement of these technologies. Other countries also are contemplating laws regulating AI and machine learning technologies. We may become subject to new legal and other obligations in connection with our use of AI, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources.
We may continue to expand operations internationally where we have limited operating experience and may be subject to increased business, economic, and regulatory risks that could adversely impact our operations and financial results.
We have offices in the United States, Poland, Malta, Gibraltar, and the United Kingdom (“U.K.”), and legal entities in various other global jurisdictions, and we may pursue further international expansion of our business in new international markets where we have limited or no experience in marketing, selling, employing personnel, and deploying our platform, products, and services. Managing international operations requires us to comply with new regulatory frameworks, additional regulatory hurdles, and implement additional resources and controls. Our business model may not be successful or have the same traction outside the United States. International expansion subjects our business to additional risks, including:
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
Our business is exposed to risks associated with the handling of client funds.
Certain of our subsidiaries (for example, TransactPay) have obligations related to managing restricted cash funded by customers for card and e-money programs, which must be segregated and safeguarded pursuant to applicable regulatory requirements. While these funds are client-deposited and offset by corresponding liabilities and thus does not directly restrict our own cash, rapid growth in customer balances, regulatory changes requiring higher reserves, or operational shortfalls could necessitate additional capital to ensure compliance, cover potential gaps, or enhance safeguarding mechanisms (e.g., insurance or trusts). This could indirectly strain our funding needs if mismatches arise. This function creates a risk of financial loss, operational disruptions, and/or reputational harm arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, cybersecurity events or security breaches, any failure to maintain proper segregation, errors relating to transaction processing, or any failure to comply with safeguarding rules.
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
Additionally, if the Issuing Banks we work with do not receive and submit ACH return files from us on time to the Federal Reserve Bank, the originating depository financial institution that sent the original ACH payment is not required to return the funds to the customer account at the Issuing Bank. We have in the past, and may in the future, be responsible for delays or errors in processing ACH return files, in which case we bear responsibility for the funds that should have been returned to the customer account and may suffer financial losses.
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
Changes in our executive management team may also disrupt our business. Any employment agreements we have with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We have recently experienced, and may continue to experience, high attrition and turnover rates across the Company, including executive officers and other key personnel. For example, we recently appointed a new Chief Financial Officer, effective February 9, 2026. At that time, Mr. Milotich, the Company’s Chief Executive Officer and Chief Financial Officer, ceased serving in the Chief Financial Officer role and no longer serves as the Company’s principal financial officer. Mr. Milotich continues to serve as the Chief Executive Officer and as a member of the board of directors. Additionally, we have in the past and may continue in the future to periodically reorganize the Company’s departments in an effort to increase efficiencies or better serve our customers. The loss of executive officers and key personnel may lead to a decrease in institutional knowledge which may adversely affect our business. Additionally, we do not maintain any key person insurance policies.

We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business and may require additional funds. Despite having $771.9 million in cash and highly liquid short-term investments on our balance sheet, as of December 31, 2025. We may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, improve our infrastructure, or acquire complementary businesses, technologies, services, products, and other assets. In addition, we are using a portion of our cash to satisfy tax withholding and remittance obligations related to the vesting of Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”) as well as to effect share repurchases. See the section titled “Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—We cannot guarantee that our share repurchase program will enhance long-term stockholder value. Share repurchases could also affect the trading price of our stock and may reduce working capital” for additional information regarding our share repurchase programs. Accordingly, we may need to engage in equity or debt financings to secure additional funds.
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
We have in the past and may in the future acquire or invest in businesses, products, or technologies that we believe could complement our platform, products, and services, expand our geographic reach or customer base, or otherwise offer growth opportunities. For example, we acquired Power Finance Inc. in February 2023 and TransactPay in July 2025. The identification, pursuit, evaluation, and negotiation of potential strategic transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately consummated. Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures or require us to make adjustments to our or the acquired company's business models. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities or successfully integrating the acquired personnel, operations, and technologies, or effectively scaling and managing the combined business following the acquisition.

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
In the ordinary course of business, we have been, are currently, and in the future may be, involved in litigation or disputes. We have also received, and may in the future receive, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations. Such claims, disputes, lawsuits, proceedings, and investigations could involve matters relating to employment, wage and hour, commercial, antitrust, securities, the duties of officers or directors, regulatory compliance, and other matters. The number and significance of litigation, regulatory, and government or legal investigation matters and disputes has increased and may continue to increase as our business expands. We also had in the past, have currently, and may have in the future indemnification obligations as a result of our contracts with customers and other counterparties that may require us to reimburse or pay for damages, fees, or other expenses associated with claims, lawsuits, proceedings, and investigations such customers and other counterparties face.
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
We conduct vendor due diligence and manage such vendors using a risk-based approach intended to determine if relevant vendors have the ability, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report to us any breach of their security measures that may affect our business. If we are unable to timely and accurately identify at-risk vendors or if a service provider fails to properly safeguard our data or intellectual property, fails to meet contractual requirements (including compliance with applicable laws and regulations), suffers a cyberattack, security breach or incident, or other system outage or interruption, or terminates its contract with us, we could be subject to claims from customers or other third parties or regulatory enforcement actions, and such incidents may also put information we process at risk which could in turn adversely affect our business, reputation, financial condition, or results of operations.
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
Our agreements with Issuing Banks, Card Networks, customers, vendors, lessors, and other third parties include indemnification provisions under which we agree to indemnify them for losses or expenses suffered or incurred in certain circumstances, including, for example, in relation to claims arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. Some of these agreements provide for uncapped liability for indemnification claims and some indemnity provisions survive termination or expiration of the applicable agreement. We have in the past been, and could continue to be, exposed to liability or indemnification claims from our customers, Card Networks, or Issuing Banks in connection with the services we provide. Large payments to customers, Card Networks, or Issuing Banks could harm our business, results of operations, and financial condition. Any dispute with a customer, Card Network, or Issuing Bank with respect to these obligations could have adverse effects on our relationship with that counterparty and other existing or prospective customers, Card Networks, or Issuing Banks, and harm our business and results of operations. Further, although we carry insurance, our liability insurance may not cover all potential claims made against us or be sufficient to cover us for all liability that may be imposed, and any such coverage may not continue to be available to us on acceptable terms or at all.
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
In addition, we have been and may continue to be involved in various lawsuits, claims, and proceedings that arise in the ordinary course of business. We record a liability for these when we believe it is probable that we have incurred a loss, and that we can reasonably estimate the loss. We regularly evaluate current information to determine whether we should adjust a recorded liability or record a new one. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated and is expected to be material to the financial statements, we disclose the possible loss in the accompanying notes to the Consolidated Financial Statements. Judgment is required to determine both the probability and the estimated amount.
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
As our business and platform continue to develop and expand, we continue to become subject to additional laws, rules, regulations, and industry standards, including possible additional examination and supervision, in the United States and internationally. For example, in Canada, the Retail Payment Activities Act (the “RPAA”) subjects payment service providers (“PSPs”) to supervision by the Bank of Canada and requires PSPs to establish, implement, and maintain a risk management and incident response framework that complies with the RPAA. A Marqeta subsidiary, Marqeta Payments LLC, is registered as a PSP and is subject to these regulatory requirements and supervision. Additionally, TransactPay operates under an EMI license in the UK, Gibraltar, and the EEA. As a result, TransactPay is subject to stringent requirements related to capital adequacy, anti-fraud measures, data security, and transaction monitoring, as well as oversight by relevant European financial authorities. New or expanded regulation or changes in interpretation or enforcement of existing regulations may have an adverse effect on our business, results of operations, and financial condition due to increased compliance costs and new restrictions affecting the offering of our platform, products and services.
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

As a result of our business relationships, we may also be subject to direct or indirect supervision and examination by various authorities. The CFPB, for example, has indicated it may use dormant authority to examine certain companies whose services may pose risk to consumers, which may include our company. The Board of Governors of the Federal Reserve System, the FDIC, and the Office of the Comptroller of the Currency (the “Federal Banking Agencies”) have also issued a growing number of enforcement actions in connection with partnerships between banks and financial technology companies in recent years. The Federal Banking Agencies have also published interagency guidance for banks to develop and implement risk management practices for these arrangements, which clarifies supervisory expectations for banks to oversee the third parties with whom they partner. With respect to payment activities, including card issuing, the Federal Banking Agencies have indicated that they may further clarify their supervisory expectations. Accordingly, as a program manager for Issuing Banks, we are subject to the Issuing Banks’ risk management standards for third-party relationships in accordance with supervisory guidance and examination by the Federal Banking Agencies. Should we or the Issuing Banks with whom we work be unable to satisfy these standards, we may have to discontinue certain programs or relationships or be unable to onboard new customers or products to the Issuing Banks, and, it is also possible that regulators could hold us or our customers responsible for actual or perceived deficiencies in connection with our arrangements with Issuing Banks, and our business, financial condition, and results of operations may be adversely affected.
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
Further, while we only process transactions on our platform in fiat currencies, certain cryptocurrency businesses use our platform to provide card products to their customers and end users. The regulation of cryptocurrency is rapidly evolving and varies significantly among jurisdictions and is subject to substantial uncertainty. Various legislative and executive bodies in the United States and other countries may adopt laws, regulations, or guidance, or take other actions, which may impact our Issuing Banks and restrain the growth of cryptocurrency businesses and in turn impact the net revenue associated with our cryptocurrency business customers.
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

For example, we are subject to the California Consumer Privacy Act (as amended, including by the California Privacy Rights Act, the “CCPA”), which imposes significant restrictions on the collection, processing, and disclosure of personal data, including imposing increased penalties related to data privacy incidents. Other U.S. states have also passed or are considering privacy legislation, including omnibus privacy legislation similar to the CCPA, and industry organizations regularly adopt and advocate for new standards in these areas. We are also subject to U.S. federal legislation such as the Gramm-Leach-Bliley Act and regulatory oversight in this area. Further, the U.S. Department of Justice has issued regulations restricting certain bulk transfers of sensitive personal data.
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
In addition, other global laws, rules, and regulations related to data governance may impact our current and future operations. This includes, for example, regulations relating to cybersecurity, such as the EU’s Digital Operational Resilience Act and Cyber Resilience Act, other EU regimes such as the EU’s Data Act, regulations relating to the EMI license held by TransactPay, U.S. federal and state-specific data broker legislation, and laws, regulations, and advisory opinions pertaining to the development and use of AI.
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

A portion of our net revenue is derived from Interchange Fees and changes in Interchange Fees or Interchange Fee regulations, or in interpretation of existing regulations, could adversely affect our business, results of operations, and financial condition.
A portion of our net revenue is derived from Interchange Fees and the amount of Interchange Fees we earn is highly dependent on the interchange rates that the Card Networks set and adjust. Interchange Fees and assessments are subject to change from time to time by the Card Networks and due to government regulation. Most recently, effective October 2025, Visa implemented a new interchange program, Commercial Enhanced Data Program (CEDP) which reduces some interchange rates as a merchant incentive to provide robust transaction details (Level 3 data) on Commercial and Business Card programs which results in lower interchange revenue to Marqeta and our Commercial and Business Card customers. The CEDP program will also sunset Level 2 interchange programs effective April 2026, and will cause transactions to either clear at a higher or the new lower CEDP interchange rate.
Interchange Fees have historically been, and continue to be, the subject of intense legal and regulatory scrutiny and competitive pressures in the payments industry in the United States and internationally. For example, in the UK, the Interchange Fee Regulations may restrict or place caps on the interchange fees which can be charged on a transaction, and in the United States, the Durbin Amendment may restrict or otherwise impact the way we do business or limit our ability to charge certain fees to customers. Issuing Banks that are exempt from the Interchange Fee restrictions in the Durbin Amendment are able to access higher interchange rates on debit and prepaid card transactions, if those transactions meet certain requirements. As a result, to maximize our Interchange Fees in the United States, we generally only contract with Issuing Banks that currently qualify for this exemption from the Durbin Amendment when we provide services for debit and prepaid card programs.
While these Issuing Banks currently qualify for this exemption from the limitations on debit and prepaid card Interchange Fees, and we expect them to continue to qualify for the exemption, we can offer no assurance or guarantee that they will remain exempt, and various events outside our control may cause these Issuing Banks, or some of the debit and prepaid card transactions processed on cards they issue, to become subject to the interchange fee limits under the Durbin Amendment. In addition, new laws or regulations related to interchange fees may be enacted. For example, Illinois passed the Interchange Fee Prohibition Act (“IFPA”), which prohibits the collection of debit and credit card interchange fees in Illinois for the portion of a card transaction that is attributable to sales taxes, excise taxes and gratuities if the merchant informs the acquiring bank of the amount of these taxes and gratuities. The IFPA is expected to be effective on July 1, 2026, pending ongoing litigation. While any potential reduction in our revenue from the new law in Illinois is not expected to be material, if any additional legislation regulating Interchange Fees is enacted in other jurisdictions, or if there are changes in existing regulations or to the interpretation of existing regulations, then the portion of our net revenue derived from Interchange Fees may be adversely affected. Further, complying with a patchwork of state laws governing Interchange Fees may create compliance burdens for our Issuing Banks and us, which may adversely affect our business, financial condition, and results of operations.
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
Certain of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. If we fail to comply with these laws and regulations, or with export control and economic sanctions regulations in other jurisdictions, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export privileges, fines imposed on us and responsible employees, and, in extreme cases, the incarceration of responsible employees.
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

The process of designing and implementing effective internal controls and disclosure controls is a continuous effort. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including technology- and accounting-related costs and significant management oversight. We have experienced material weaknesses in the past, and if any of our controls and systems do not perform as expected, we may experience material weaknesses in the future. In addition, testing and maintaining internal controls and disclosure controls may divert management’s attention from other matters that are important to our business.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Any changes in tax legislation, regulations, policies, or practices in the jurisdictions in which we operate could increase our effective tax rate and materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. For example, on July 4, 2025, H.R. 1, also known as the “One Big Beautiful Bill Act,” was enacted into law, making a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. However, due to our full valuation allowance on our deferred tax assets, these changes did not have a significant impact on our financial position or results of operations.
Additionally, successful assertion by one or more states, or foreign jurisdictions, requiring us to collect sales, value added, or similar indirect taxes where we presently do not do so, or to collect more of such indirect taxes in a jurisdiction in which we currently do collect some indirect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Also, any change to applicable tax laws or successful challenge to how or where our profits are currently recognized, could increase our overall taxes, and our business, financial condition, or results of operations may be adversely impacted. For example, the Organization for Economic Co-operation and Development (the "OECD") has proposed a global minimum tax rate of 15% ("Pillar Two"), which has been, and is being adopted by multiple jurisdictions. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities (like us) from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026.

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
We have incurred substantial net operating losses (“NOLs”) and other tax attributes, including research & development (“R&D”) credits, during our history. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on a company’s ability to utilize its NOLs and other tax attributes to offset taxable income. We have experienced ownership changes since inception and believe that our existing NOLs and other tax attributes, including R&D credit carryforward, will be subject to such limitations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 48% of the voting power of our capital stock as of December 31, 2025. The holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore control all matters submitted to our stockholders for approval and may continue to control such matters until the tenth anniversary of our IPO, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.
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

Additionally, we expect to grant equity awards to employees and directors under our stock incentive plan. We have granted equity awards to employees and directors under our stock incentive plans in the past, and such grants may dilute your ownership as the equity vests and the RSUs and PSUs are released and the options are exercised. In addition, as of December 31, 2025, we had 8,197,000 option shares outstanding that, if fully vested and exercised, would result in the issuance of an equal number of shares of Class A or Class B common stock, as well as 29,086,000 total shares of Class A or Class B common stock subject to RSU and PSU awards.
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
Our Board of Directors has periodically authorized share repurchase programs for repurchases of shares of our Class A common stock, including most recently the authorization on December 4th, 2025, for the repurchase of up to an aggregate of $100 million of our Class A common stock (the “December 2025 Share Repurchase Program”). The actual timing, manner, number, and value of shares repurchased under the December 2025 Share Repurchase Program will depend on a number of factors, including the availability of cash, the market price of our Class A common stock, general market and economic conditions, applicable requirements, and other business considerations. The December 2025 Share Repurchase Program may be suspended, modified, or discontinued at any time and we have no obligation to repurchase any amount of our Class A common stock under the programs. The December 2025 Share Repurchase Program has no set expiration date. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plans in accordance with applicable laws, including Rule 10b-8 of the Exchange Act. Other risks and uncertainties include, among other things, the market price of our stock prevailing from time to time, the nature of other investment opportunities presented to us, our financial performance and our cash flows from operations, and general economic conditions, which could adversely affect our results of operations and cash flows.
General Risk Factors
Unfavorable conditions in the global economy could adversely affect our business and financial results.
Our business, the industry, and our customers’ businesses are generally sensitive to macroeconomic conditions. Our net revenue is impacted, to a significant extent, by general economic conditions, their impact on levels of spending by businesses and their customers, and the financial performance of our customers. Supply chain disruption, a global labor shortage, increased inflation, uncertainty in global regulatory and economic conditions, including as a result of uncertainty in global trade from actual and potential tariffs and counter tariffs, and higher interest rates have at times adversely affected our business, results of operations, and business outlook and could create uncertainty as to our and our customers’, vendors’ and other counterparties’ financial results, operations, and business outlook now or in the future. We are unable to predict the impact that these and other macroeconomic factors may have or continue to have on our business and processing volumes, and on our future results of operations.
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
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics, such as the COVID-19 pandemic, and similar events. For example, our principal executive office is located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and a significant natural disaster in that area or any other location in which we have offices or facilities or employees working remotely, such as an earthquake, fire, or flood, could have a material adverse effect on our business, results of operations financial condition, and future prospects. Our insurance coverage may be insufficient to compensate us for the losses that may occur. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, our business and results of operations could be adversely affected. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

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
Our Chief Information Security Officer (“CISO”) is responsible for Marqeta’s information security posture and cybersecurity program. We believe our CISO is qualified to assess and manage our material risks from cybersecurity threats based on over 15 years of cybersecurity and risk management expertise as a security and risk management leader at various public and private companies and as a cyber threat intelligence analyst for a branch of the United States military. Our CISO oversees a team of cybersecurity professionals in areas including Governance, Risk, and Compliance, Product and Infrastructure Security, Security Operations, Business Continuity, Crisis Management, Business Technology, and Identity Security.
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
Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee. Our CISO provides quarterly and as-needed briefings to the audit committee regarding cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity program health, and activities of third-party consultants. Our audit committee provides quarterly and as-needed updates to the board of directors on such reports and management provides annual and as-needed updates to the board of directors regarding our cybersecurity program.
We have policies and processes in place for assessing, identifying, and managing material cybersecurity risks, and integrate these processes into our overall risk management systems. We conduct periodic assessments to identify reasonably foreseeable internal and external cybersecurity risks, the criticality of such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
We develop risk-informed strategies, policies, standards, and action plans to minimize identified risks and reasonably address identified gaps in existing safeguards. These safeguards include vulnerability management, shift-left secure product design, data encryption, endpoint security, network security, limiting and authorizing access controls, and multi-factor authentication for access to systems with data. We also employ limited system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructure. As part of our overall risk management system, all employees are required to complete annual cybersecurity training and relevant employees are trained at least annually on applicable safeguards.
We periodically engage consultants in connection with our risk management processes to help us design and implement our cybersecurity policies, procedures, and controls, as well as to monitor and test our safeguards. We manage third party service providers using a risk-based approach intended to determine if the relevant third parties have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect our business.
The maturation and scaling of our cybersecurity program is ongoing and despite our investments in our cybersecurity program, there will always be residual risk and the potential for control failure or bypass by a determined cyber threat actor.

Item 2. Properties
Our principal executive office is located in Oakland, California, under a lease agreement expiring in 2028. We also lease additional facilities in London, United Kingdom, Warsaw, Poland, Sliema, Malta, and Queensway, Gibraltar. We believe that our existing facilities are suitable to support our current and near-term operational needs.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are currently involved in the following matter:
On December 9, 2024, a putative securities class action lawsuit, captioned Wai v. Marqeta, Inc., et al., Case No. 24-cv-08874 (N.D. Cal.), was filed in federal court in the Northern District of California (“Court”) against the Company and certain of its current and former officers (“Defendants”) alleging violations of federal securities laws. The lawsuit asserts that during the putative class period of between August 7, 2024 and November 4, 2024, Defendants made false or misleading statements relating to the Company’s performance or revenue and gross profit expectations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
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
On November 3, 2025, a settlement was reached, in principle, with the lead plaintiff’s counsel to resolve the Securities Actions for payments totaling $13.0 million, subject to further documentation and judicial approvals. The Company’s Directors and Officers insurance policy includes a $5.0 million self-insured retention that applies to covered losses related to the Securities Actions, including legal defense fees and settlement payments. If finalized, the settlement will be funded by insurance less the self-insured retention.
On February 4, 2025, a putative shareholder derivative lawsuit, captioned Smith v. Khalaf, et al., Case No. 25-cv-01174 (N.D. Cal.), was filed in the same Court against certain of the Company’s current and former officers and its Board of Directors (as then constituted), and named the Company as a nominal defendant. This lawsuit asserts claims for breach of fiduciary duties and violations of federal securities laws, among other claims, between the time period of May 7, 2024 and November 4, 2024 under similar theories as the Securities Actions. Two other substantially similar putative shareholder derivative lawsuit, captioned Ojserkis v. Khalaf, et al., Case No. 25-cv-01883 (N.D. Cal.) and Preciado v. Khalaf, et al., Case No. 3:25-cv-02100 (N.D. Cal.) were filed on February 21, 2025 and February 27, 2025, respectively. All three putative shareholder derivative suits have been consolidated into one lawsuit captioned In re Marqeta, Inc. Derivative Litigation, Case No. 4:25-cv-01174-YGR (N.D. Cal). The consolidated derivative action is currently stayed pending developments in the consolidated Securities Actions.
Given the inherent uncertainty of litigation, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss.
Item 4. Mine Safety
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock trades on the Nasdaq Global Select Market under the symbol “MQ.” There is no public trading market for our Class B common stock.
Stockholders
As of February 20, 2026, we had 29 holders of record of our Class A common stock and 34 holders of record of our Class B common stock. Because many of the shares of our Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by the record holders.
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
The following stock performance graph depicts the cumulative total return on our Class A common stock relative to the cumulative total returns of the Nasdaq Composite Index and the S&P Information Technology Index during each monthly period from June 9, 2021 (the date our Class A common stock began trading on the Nasdaq Global Select Market) through December 31, 2025. All values assume a $100 initial investment and reinvestment of dividends. The returns shown are based on historical results and are not intended to be indicative of future performance.

Comparison of Cumulative Total Return (Since Listing)
$300
$200
$100
$—
06/09/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25
12/31/25
Marqeta, Inc.
Nasdaq Composite Index
S&P Information Technology Index

Purchase of Equity Securities by the Issuer
The following table contains information relating to the repurchases of our common stock made by us in the three months ended December 31, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1 - October 31, 2025	9,245	$4.73	9,245	$43,891
November 1 - November 30, 2025	9,189	$4.77	9,189	$17
December 1 - December 31, 2025	1,733	$4.89	1,733	$91,544
Total	20,167		20,167
(1) On February 25, 2025, our Board of Directors authorized a new share repurchase program of up to $300 million of our Class A common stock (the “February 2025 Share Repurchase Program”). Under the February 2025 Share Repurchase Program, we were authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. Repurchase decisions were based on general business and market conditions, and other factors, including legal requirements. Repurchases under the February 2025 Share Repurchase Program were completed as of December 31, 2025.
(2) On December 4, 2025, our Board of Directors authorized an additional share repurchase program of up to $100 million of the Company’s Class A common stock (the “December 2025 Share Repurchase Program”). Under the December 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The December 2025 Share Repurchase Program has no set expiration date.

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
A discussion regarding our liquidity, financial condition, and results of operations for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024 is presented below. A discussion regarding our liquidity, financial condition, and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 26, 2025, which is hereby incorporated by reference.
Overview
Marqeta’s mission is modernizing financial services by making the entire payment experience native and delightful. Marqeta’s modern platform empowers our customers to create customized and innovative payment card programs with configurability and flexibility. Marqeta’s open APIs provide instant access to highly scalable, cloud-based payment infrastructure that enables customers to embed the payments experience into apps or websites for a personalized user experience. Customers can launch and manage their own card programs, issue cards, and authorize and settle payment transactions quickly using our platform. We also deliver robust bank, network, and card program management and value added services, allowing our customers to embed Marqeta in their offering without having to build certain complex compliance elements or customer support services.
Marqeta’s innovative products are developed with deep domain expertise and a customer-first mindset to launch, scale, and manage card programs. Marqeta provides the following offerings based on a customer’s desired level of control and responsibility:
•Processing: Marqeta provides all of its customers with issuer processor services as our core offering. Payment processing provides customers with access to the Marqeta dashboard via our APIs and webhooks, our JIT Funding feature, and assists with certain configuration elements that enable customers to use the platform independently.
•Bank and Network Management: Marqeta provides a service option to connect customers to an Issuing Bank partner to act as the BIN sponsor for the customer’s card program, define and manage a number of the primary tasks related to launching a card program, and can provide a full range of services including configuring many of the critical resources required by a customer’s production environment and managing the applicable regulations and the Issuing Bank. In addition, Marqeta provides another service offering to manage compliance with applicable Card Network rules.
•Program Management: Marqeta provides additional program management services that are required as part of a card program, including chargebacks and dispute resolution, reconciliation, and card fulfillment.
•Value Added Services: Marqeta provides value added services that provide a more seamless experience for our customers, which include tokenization, real-time decisioning and fraud management, digital banking, and other customer experience services.
See the section titled “Business” under Part I, Item 1 of this Annual Report on Form 10-K for further discussion of our business and products.
Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including various geopolitical conflicts, uncertainty related to global elections, changes in inflation and interest rates, and uncertainty in global regulatory and economic conditions, including as a result of uncertainty in global trade from potential tariffs and counter tariffs, will have on our processing volumes and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, including discretionary spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees. See the section titled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the possible impact of these macroeconomic factors on our business.
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

	Year Ended December 31,
	2025	2024	2023
Total Processing Volume (TPV) (in millions)	$382,513	$291,105	$222,264

Net revenue (in thousands)	$624,884	$506,995	$676,171
Gross profit (in thousands)	$437,272	$351,849	$329,514
Gross margin	70%	69%	49%
Net (loss) income (in thousands)	$(13,925)	$27,287	$(222,962)
Net (loss) income margin	(2)%	5%	(33)%
Total operating expenses (in thousands)	$483,702	$376,315	$612,529

Non-GAAP Measures:
Adjusted EBITDA (in thousands)	$109,578	$29,093	$(2,290)
Adjusted EBITDA margin	18%	6%	—%
Adjusted operating expenses (in thousands)	$327,694	$322,756	$331,804
Total Processing Volume (“TPV”) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as Net (loss) income adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring and other one-time costs; acquisition related expenses which consist of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions and cash and non-cash postcombination compensation expenses; non-recurring litigation expense; income tax expense (benefit); and other income, net, which consists primarily of interest income from our short-term investments and cash deposits, impairment of financial instruments and realized foreign currency gains and losses. We believe that Adjusted EBITDA is an important measure of operating performance because it allows management and our Board of Directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into our calculation of our annual employee bonus plans and performance-based restricted stock units. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of Net (loss) income to Adjusted EBITDA.

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
Adjusted operating expenses - Adjusted operating expenses is a non-GAAP financial measure that is calculated as Total operating expenses adjusted to exclude depreciation and amortization; share-based compensation expense; executive chairman long-term performance award; payroll tax related to share-based compensation; restructuring and other one-time costs; non-recurring litigation expense; and acquisition-related expenses which consists of due diligence costs, transaction cost and integration costs related to potential or successful acquisitions, and cash and non-cash postcombination compensation expenses. We believe that adjusted operating expenses is an important measure of operating performance because it allows management and our board of directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of total operation expenses to adjusted operating expenses.
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
Processing and other fees are priced as either a percentage of processing volume or on a fee per transaction basis and are earned, for example, when payment cards are used at automated teller machines or to make cross-border purchases. Minimum processing fees, where customers' processing volumes fall below certain thresholds, as well as transaction fees for utilizing other value-added services and program management features, are also included in processing and other fees.
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
Costs of Revenue
Costs of revenue consist of Card Network fees, Issuing Bank fees, and card fulfillment costs for customer arrangements where we are the principal in providing services to the customer and excludes depreciation and amortization, which is reported separately within the Consolidated Statements of Operations and Comprehensive (Loss) Income. Card Network fees are equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank fees compensate our Issuing Banks for issuing cards to our customers and sponsoring our card programs with the Card Networks and are typically equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
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
Prior to the second quarter of fiscal year 2025, we recognized network incentives in the period when cumulative transaction volume thresholds were met, due to insufficient data to reliably estimate the amount of incentives Card Networks would ultimately earn over the respective annual period. This approach resulted in fluctuations in Card Network incentives, particularly when thresholds were reached, as higher incentive rates were applied retroactively to the entire annual measurement period. Historically, we have earned the highest incentive rates in the first quarter of our fiscal year, when annual measurement periods are nearing completion and higher cumulative transaction volume thresholds are achieved. Conversely, the second quarter generally reflected the lowest incentive rates, as the annual measurement periods and cumulative transaction volume thresholds reset to lower levels.
Effective in the second quarter of fiscal year 2025, we revised our accounting policy for estimating and recognizing network incentives. We now estimate and recognize network incentives based on the cumulative incentive rate we expect to earn over the annual measurement period. We estimate the cumulative incentive rates based on our forecasts for the annual measurement periods, which incorporates both historical experience and our expectations of future events, in addition to other qualitative considerations. The estimated cumulative incentive rates are applied to the volume and/or number of transactions processed during the reporting period to calculate the quarterly network incentives recognized. As a result of this policy revision, the Card Network incentives recognized during the year ended December 31, 2025 were $1.5 million higher compared to the amount that would have been recognized under the previous policy.
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
Executive Chairman Long-Term Performance Award. Executive Chairman Long-Term Performance Award consists of share-based compensation related to the Executive Chairman’s Long-Term Performance Award, including the impact of forfeiture. The Executive Chairman Long-Term Performance Award was forfeited in fiscal year 2024 as a result of the Company’s Executive Chairman transitioning to a non-employee director role on the Board of Directors.

Other Income, net
Other income, net consists primarily of interest income from our short-term investments and cash deposits, and realized foreign currency gains and losses.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of U.S. federal and state income taxes, and income taxes related to certain foreign jurisdictions. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that we will realize our net deferred tax assets.
In July 2025, the One Big Beautiful Bill Act (H.R. 1, the “Tax Act”) was signed into law, reinstating certain provisions from the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation under Section 168(k) and immediate expensing of U.S.-based research costs under Section 174. Due to the full valuation allowance on our deferred tax assets, the Tax Act did not have a material impact on our overall tax expense or effective tax rate for the year ended December 31, 2025.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Net revenue	$624,884	$506,995	$676,171
Costs of revenue	187,612	155,146	346,657
Gross profit	437,272	351,849	329,514
Operating expenses (benefit):
Compensation and benefits	340,419	397,595	446,381
Technology	65,005	60,059	55,612
Professional services	21,879	20,057	21,679
Occupancy	3,766	5,995	4,361
Depreciation and amortization	27,163	17,460	10,741
Marketing and advertising	5,073	2,986	2,566
Other operating expenses	20,397	16,780	17,975
Executive chairman long-term performance award	—	(144,617)	53,214
Total operating expenses	483,702	376,315	612,529
Loss from operations	(46,430)	(24,466)	(283,015)
Other income, net	33,101	52,546	52,440
(Loss) income before income tax expense (benefit)	(13,329)	28,080	(230,575)
Income tax expense (benefit)	596	793	(7,613)
Net (loss) income	$(13,925)	$27,287	$(222,962)

Comparison of the Fiscal Years Ended December 31, 2025 and 2024
Net Revenue

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Net revenue:
Total platform services, net	$594,137	$481,665	$112,472	23%
Other services	30,747	25,330	5,417	21%
Total net revenue	$624,884	$506,995	$117,889	23%

Total Processing Volume (TPV) (in millions)	$382,513	$291,105	$91,408	31%
Total platform services, net revenue increased by $112.5 million, or 23%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The overall increase in platform services revenue was primarily driven by a 31% increase in TPV, partially offset by unfavorable shifts in our card program mix, particularly the expansion of programs where we provide processing services with minimal or no program management services.
Other services revenue increased $5.4 million, or 21%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This growth was driven by a rise in card-related fulfillment activities, reflecting an overall increase in customer card shipments compared to the prior year.
The increase in TPV was driven by strong performance across all of our major use cases, particularly financial services, lending, including buy-now-pay later, and expense management. TPV from our top five customers, as determined by their individual processing volume in each respective period, grew 21% for the year ended December 31, 2025 compared to the year ended December 31, 2024. TPV from all other customers increased 69% over the same period. Note that the composition of the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Costs of revenue:
Card Network fees, net	$147,498	$123,332	$24,166	20%
Issuing Bank fees	17,692	13,408	4,284	32%
Other	22,422	18,406	4,016	22%
Total costs of revenue	$187,612	$155,146	$32,466	21%

Gross profit	$437,272	$351,849	$85,423	24%
Gross margin	70%	69%
Costs of revenue increased by $32.5 million, or 21%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by higher Card Network and Issuing Bank fees related to the 31% growth in TPV. This increase was partially offset by $1.5 million of higher network incentives recognized in 2025 due to the revised accounting policy for estimating incentives as Card Network fees are presented net of monetary incentives received from Card Networks.
Gross profit increased by $85.4 million, or 24%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, as net revenue growth outpaced the increase in costs of revenue. As a result, gross margin improved to 70% during the year ended December 31, 2025 from 69% in the prior year.

Operating Expenses (Benefit)

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Operating expenses (benefit):
Salaries, bonus, benefits, and payroll taxes	$235,631	$261,033	$(25,402)	(10)%
Share-based compensation	104,788	136,562	(31,774)	(23)%
Total compensation and benefits	340,419	397,595	(57,176)	(14)%
Percentage of net revenue	54%	78%
Technology	65,005	60,059	4,946	8%
Percentage of net revenue	10%	12%
Professional services	21,879	20,057	1,822	9%
Percentage of net revenue	4%	4%
Occupancy	3,766	5,995	(2,229)	(37)%
Percentage of net revenue	1%	1%
Depreciation and amortization	27,163	17,460	9,703	56%
Percentage of net revenue	4%	3%
Marketing and advertising	5,073	2,986	2,087	70%
Percentage of net revenue	1%	1%
Other operating expenses	20,397	16,780	3,617	22%
Percentage of net revenue	3%	3%
Executive chairman long-term performance award	—	(144,617)	144,617	(100)%
Percentage of net revenue	—	(29)%
Total operating expenses	$483,702	$376,315	$107,387	29%
Percentage of net revenue	77%	74%
Salaries, bonus, benefits, and payroll taxes decreased by $25.4 million, or 10%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by lower year-over-year post-combination compensation expenses for former Power Finance employees and higher capitalization of salaries, bonus, and benefits costs associated with internal-use software development activities during 2025. These savings were partially offset by an increase in year-over-year bonus expense and severance and one-time retention bonuses awarded to certain key employees during the year ended December 31, 2025 for which there were no comparable expenses in 2024.
Share-based compensation decreased by $31.8 million, or 23%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was mainly due to higher year-over-year forfeitures of stock based awards, including those related to the departure of our former CEO in the first quarter of 2025, as well as the full vesting of older stock option grants outpacing the expense from newer restricted stock unit awards.
Technology expenses increased by $4.9 million, or 8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was mainly driven by higher software license and hosting costs to support system and tool implementations amid ongoing business growth.
Professional services expenses increased by $1.8 million, or 9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to an increase in administrative consulting services.
Occupancy expense decreased by $2.2 million, or 37%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease primarily resulted from a non-recurring impairment charge related to the right-of-use assets for our Oakland office recorded in the fourth quarter of 2024, with no comparable charge in 2025, as well as lower ongoing lease costs resulting from the downsizing of our operating lease footprint.

Depreciation and amortization increased by $9.7 million, or 56%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by higher amortization of internally developed software as additional projects were capitalized and placed into service during the year ended December 31, 2025. To a lesser extent, amortization of the customer relationships intangible asset acquired from the TransactPay acquisition, which started in the third quarter of 2025, contributed to the increase.
Marketing and advertising expenses increased by $2.1 million, or 70%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, which was driven by our continued investment in brand awareness and customer acquisition initiatives to support business growth.
Other operating expenses increased by $3.6 million, or 22%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to legal contingency expense recognized during the year ended December 31, 2025 in connection with the Securities Actions.
The executive chairman long-term performance award decreased by 100% for the year ended December 31, 2025 compared to December 31, 2024 due to the forfeiture in the second quarter of 2024 following the Executive Chairman’s transition to a non-employee director role on the Board of Directors.
Other Income, Net

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Other income, net	$33,101	$52,546	$(19,445)	(37)%
Percentage of net revenue	5%	10%
Other income, net decreased by $19.4 million, or 37% for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by lower interest income on our short-term investment portfolio and cash balances, reflecting lower average balances primarily due to $391.4 million of share repurchases completed during the year ended December 31, 2025, as well as lower average yields during the year ended December 31, 2025 compared to the prior year.
Income Tax Expense (Benefit)
Income tax expense decreased by $0.2 million or 25% for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in research and development tax credits generated in Canada.
Customer Concentration
We generated 45% and 47% of our net revenue from our largest customer, Block, during the years ended December 31, 2025 and 2024, respectively.

Use of Non-GAAP Financial Measures
Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation. These non-GAAP measures should not be viewed as a substitute for, or superior to, measures prepared in accordance with GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in the presentation of our non-GAAP measures set forth under “Key Operating Metric and Non-GAAP Financial Measures”. There are a number of limitations related to the use of these non-GAAP measures versus their most directly comparable GAAP measures, including the following:
•other companies, including companies in our industry, may calculate adjusted EBITDA and operating expenses differently than how we calculate these measures or not at all; limiting their usefulness as comparative measures;
•although depreciation and amortization are non-cash charges, the assets being depreciated or amortized may require future replacement, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures; and
•adjusted EBITDA does not reflect the effect of income taxes that may represent a reduction in cash available to us.
We encourage investors to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measures to their most directly comparable GAAP financial measures.

A reconciliation of Net (loss) income to adjusted EBITDA and GAAP operating expenses to Adjusted operating expenses for the periods presented is as follows:

	Year Ended December 31,
	2025	2024	2023
(dollars in thousands)
Net revenue	$624,884	$506,995	$676,171
Net (loss) income	$(13,925)	$27,287	$(222,962)
Net (loss) income margin	(2)%	5%	(33)%
Total operating expenses	$483,702	$376,315	$612,529

Net (loss) income	$(13,925)	$27,287	$(222,962)
Share-based compensation expense (1)	104,788	136,562	130,416
Depreciation and amortization expense	27,163	17,460	10,741
Acquisition-related expenses (2)	9,437	41,584	75,473
Restructuring and other one-time costs (3)	7,840	—	8,670
Non-recurring litigation expense (4)	4,297	—	—
Payroll tax expense related to share-based compensation	2,483	2,570	2,211
Executive chairman long-term performance award	—	(144,617)	53,214
Other income, net	(33,101)	(52,546)	(52,440)
Income tax expense (benefit)	596	793	(7,613)
Adjusted EBITDA	$109,578	$29,093	$(2,290)
Adjusted EBITDA Margin	18%	6%	—%

Total operating expenses	$483,702	$376,315	$612,529
Share-based compensation expense (1)	(104,788)	(136,562)	(130,416)
Depreciation and amortization expense	(27,163)	(17,460)	(10,741)
Acquisition-related expenses (2)	(9,437)	(41,584)	(75,473)
Restructuring and other one-time costs(3)	(7,840)	—	(8,670)
Non-recurring litigation expenses (4)	(4,297)	—	—
Payroll tax expense related to share-based compensation	(2,483)	(2,570)	(2,211)
Executive chairman long-term performance award	—	144,617	(53,214)
Adjusted operating expenses	$327,694	$322,756	$331,804

_______________
(1) Restructuring includes a net reduction of $2.9 million of stock-based compensation related to the forfeiture of certain equity awards during the year ended December 31, 2023. See Note 13, “Restructuring” for additional information.
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
(3) Restructuring and other one-time costs consist primarily of severance expenses and other one-time expenses related to executive transitions. For the year ended December 31, 2025, these costs were associated with the transition of our former CEO and other key executives and retention bonuses given to certain key employees. Retention bonuses are subject to service requirements and are recognized as expense ratably over the requisite service period. For the year ended December 31, 2023, these costs were incurred in connection with an approved restructuring plan. See Note 13, “Restructuring” for additional information.
(4) Non-recurring litigation expense includes a legal contingency expense related to the Securities Actions. See Note 10, “Commitments and Contingencies” for additional information.

Liquidity and Capital Resources
Overview
We have historically financed our operations primarily through the issuance of equity securities, including net proceeds of approximately $1.3 billion from our IPO, and cash generated from operations. In recent years, we have achieved positive cash flows from operations, and a significant portion of our current cash, cash equivalents and short-term investments consists of remaining IPO proceeds supplemented by cash generated from our ongoing business activities.
As of December 31, 2025, we had $771.9 million of cash, cash equivalents and short-term investments, a decrease of $330.5 million from December 31, 2024. This decrease was primarily driven by cash used for share repurchases under our authorized repurchase programs, a business acquisition, and capital expenditures, partially offset by cash generated from operations.
Sources of Cash
At December 31, 2025, our principal sources of liquidity included cash, cash equivalents, and short-term investments totaling $771.9 million, with such amounts held for working capital purposes, and cash provided by operations. Our cash and cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, U.S. agency securities, asset-backed securities, and corporate debt securities. We have generated significant operating losses as reflected in our accumulated deficit.
Uses of Cash
Our primary uses of cash include operating costs such as compensation and benefits, technology costs, professional services, lease obligations, and other expenditures necessary to support our operations. Our future capital requirements will depend on many factors, including our continued investments in product development, platform infrastructure, share repurchases, and global expansion. We intend to allocate our cash toward ongoing business investments, potential strategic acquisitions, capital expenditures, share repurchases, and investment in our infrastructure, including our non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
We believe our existing cash and cash equivalents and our short-term investments will be sufficient to meet our working capital and capital expenditure needs for more than the next 12 months. As of the date of filing this Annual Report on Form 10-K, we have access to and control over all our cash, cash equivalents, and short-term investments, with the exception of restricted cash. The majority of our restricted cash amounts are held solely for safeguarding customer funds in connection with TransactPay’s card and e-money wallet programs, and are not available for our general corporate purposes or operations.
On February 3, 2023, we acquired all outstanding stock of Power Finance. Upon the closure of the acquisition, we paid $135.8 million to the shareholders of Power Finance Inc, net of cash acquired. Additionally, we paid $53.1 million in contingent consideration upon achievement of specified performance-based milestones. We also entered into postcombination cash compensation arrangements with certain key acquired employees whereby we agreed to pay them $85.1 million of cash over a weighted-average service period of 2.2 years following the acquisition date (subject to forfeiture upon termination). As of December 31, 2025, $1.0 million of the postcombination cash compensation arrangements remained outstanding.
Our transaction to acquire TransactPay was completed on July 31, 2025 (“Closing”) for a total purchase price of approximately $59.9 million, as disclosed in Note 4 “Business Combinations” to the consolidated financial statements. The total consideration primarily consisted of $54.0 million in cash paid at Closing, approximately $3.6 million in contingent consideration payable upon achievement of specified post-closing performance conditions through December 31, 2025, and approximately $2.3 million in holdbacks retained to secure sellers’ indemnification obligations and post-closing purchase price adjustments, which will be released within one year upon satisfactory resolution of related matters. In accordance with the procedures outlined in the merger agreement, we paid the sellers approximately $1.1 million of the $1.2 million originally withheld for such adjustments. As of December 31, 2025, $2.4 million of the holdbacks remain outstanding, retained solely for general indemnification purposes, and are expected to be released within one year, subject to any valid indemnification claims asserted prior to the scheduled release date.

Share Repurchase
Our Board of Directors has periodically authorized share repurchase programs for repurchases of shares of our Class A common stock, including most recently on December 4, 2025, when our Board of Directors authorized an additional share repurchase program of up to $100 million of the Company’s Class A common stock (the “December 2025 Share Repurchase Program”). Under the December 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The December 2025 Share Repurchase Program has no set expiration date. As of December 31, 2025, $91.5 million remained available for future share repurchases under the December 2025 Share Repurchase Program.
Restricted Cash
At December 31, 2025, we had $308.5 million in restricted cash of which $306.9 million is related to the cash and cash equivalents held by TransactPay on behalf of its customers related to card and e-money wallet programs. Restricted cash also includes $1.6 million cash held at a bank to secure our payments under a lease agreement for our office space, of which $0.9 million is recorded in other assets in the Consolidated Balance Sheet.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$162,623	$58,170	$21,104
Net cash provided by investing activities	271,111	70,788	38,516
Net cash used in financing activities	(347,319)	(186,914)	(261,794)
Increase (decrease) in cash, cash equivalents, and restricted cash	$86,415	$(57,956)	$(202,174)
Operating Activities
Our primary source of cash from operating activities is net revenue. Primary cash outflows include Card Network and Issuing Bank fees, as well as employee-related compensation and technology expenses. The timing of settlements of certain operating assets and liabilities, such as revenue share payments, bonus payments, prepayments to cloud-computing service providers, settlements receivable, and network incentives receivable, may impact the amounts reported as net cash provided by or used in operating activities in the Consolidated Statements of Cash Flows.
Net cash provided by operating activities was $162.6 million for the year ended December 31, 2025 compared to $58.2 million in the year ended December 31, 2024. The year-over-year improvement was primarily driven by higher gross profit, reflecting stronger operational performance, as well favorable changes in working capital, which included the timing of settlements related to revenue share payable, accrued expenses and other liabilities, and network incentive receivables.
Investing Activities
Net cash flows from investing activities primarily consist of proceeds from maturities of short-term investments, offset by purchases of short-term investments, acquisitions of property and equipment, capitalized internal-use software development costs, and cash consideration for business combinations.
Net cash provided by investing activities increased to $271.1 million for the year ended December 31, 2025, from $70.8 million in the year ended December 31, 2024. This year-over-year improvement was primarily driven by $229.7 million in restricted cash acquired as part of the TransactPay acquisition and $28.9 million in additional proceeds from maturities of short-term investments. These inflows were partially offset by $45.7 million in net cash used for the TransactPay acquisition, as well as ongoing capital expenditures for property, equipment, and internal-use software.

Financing Activities
Net cash used in financing activities consists primarily of net payments related to share-based compensation activities, repurchases under our share repurchase program, and the net impact of changes in funds payable and amounts due to customers arising from the TransactPay acquisition.
Net cash used in financing activities increased to $347.3 million for the year ended December 31, 2025, from $186.9 million in the year ended December 31, 2024. This year-over-year increase in outflows was primarily driven by repurchases of our Class A common stock under our share repurchase programs, partially offset by favorable changes in funds payable and amounts due to customers.
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
Revenue Recognition
We interact with third party Issuing Banks and Card Networks to deliver our Platform Services to our customers. For revenue generated from customer arrangements that involve third parties, there is significant judgment in evaluating whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer. The assessment of whether we are considered the principal or the agent in a transaction could impact our Net revenue and Cost of revenue recognized on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Business Combinations
When we acquire a business, the purchase price is allocated to the acquired assets, including separately identifiable intangible assets, and assumed liabilities at their respective estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to:
•future expected cash flows from acquired licenses, developed technologies and customer relationships;
•useful life assumptions, such as the period of time and intended use of acquired intangible assets in our product offerings;
•probability of achieving the expected performance of the earn-out arrangements;
•uncertain tax positions and tax-related valuation allowances;
•fair value of assumed equity awards; and

•discount rates.
These estimates are inherently uncertain and unpredictable, and unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations and Comprehensive (Loss) Income. Earn-out provisions are initially measured at fair value as of the closing date, with subsequent changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income until settlement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and globally, and we are exposed to market risks in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $771.9 million as of December 31, 2025. The fair value of our cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due to the short-term maturities of these instruments. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Consolidated Statement of Operations and Comprehensive (Loss) Income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability to hold all short-term investments until their maturities. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or financial condition.
Foreign Currency Exchange Risk
The majority of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of December 31, 2025, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
MARQETA, INC.
FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Marqeta, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Marqeta, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Transact Payments Limited (collectively, with their affiliates "TransactPay”) during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, approximately 25% of the Company’s consolidated total assets and 1% of consolidated net revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TransactPay.

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

Revenue share

For the year ended December 31, 2025, the Company’s net revenue was $624.9 million. As described in Note 2 to the consolidated financial statements, the Company's contracts with customers typically include provisions under which the Company shares a portion of interchange fees as consideration payable to its customers, referred to as revenue share. Revenue share payments are incentives to customers to increase their processing volume on the Company’s platform and is computed as a percentage of the interchange fees earned or processing volume and is paid to customers monthly. Revenue share is recorded as a reduction to net revenue in the consolidated statements of operations and comprehensive (loss) income.

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
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marqeta, Inc.

Opinion on the Financial Statements

We have audited the consolidated statement of operations and comprehensive (loss) income, stockholders’ equity and cash flows of Marqeta, Inc. (the Company) for the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2018 to 2024.

San Mateo, California
February 28, 2024,

except for Note 17, as to which the date is

February 26, 2025

Marqeta, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$709,443	$923,016
Restricted cash	307,593	8,500
Short-term investments	62,483	179,409
Accounts receivable, net	41,422	29,988
Settlements receivable, net	18,037	16,203
Network incentives receivable	61,059	66,776
Prepaid expenses and other current assets	35,278	25,405
Total current assets	1,235,315	1,249,297
Operating lease right-of-use assets, net	8,275	2,712
Property and equipment, net	59,910	37,523
Intangible assets, net	51,388	29,774
Goodwill	154,706	123,523
Other assets	15,439	20,375
Total assets	$1,525,033	$1,463,204
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,847	$527
Revenue share payable	224,526	193,399
Funds payable and amounts due to customers	306,891	—
Accrued expenses and other current liabilities	215,793	177,059
Total current liabilities	749,057	370,985
Operating lease liabilities, net of current portion	5,535	870
Other liabilities	8,484	6,331
Total liabilities	763,076	378,186
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 and 100,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value: 1,500,000 and 1,500,000 Class A shares authorized, 399,392 and 470,824 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. 600,000 and 600,000 Class B shares authorized, 32,864 and 33,472 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	43	50
Additional paid-in capital	1,572,238	1,883,190
Accumulated other comprehensive income (loss)	1,509	(314)
Accumulated deficit	(811,833)	(797,908)
Total stockholders’ equity	761,957	1,085,018
Total liabilities and stockholders’ equity	$1,525,033	$1,463,204

See accompanying notes to Consolidated Financial Statements.

Marqeta, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$624,884	$506,995	$676,171
Costs of revenue	187,612	155,146	346,657
Gross profit	437,272	351,849	329,514
Operating expenses (benefit):
Compensation and benefits	340,419	397,595	446,381
Technology	65,005	60,059	55,612
Professional services	21,879	20,057	21,679
Occupancy	3,766	5,995	4,361
Depreciation and amortization	27,163	17,460	10,741
Marketing and advertising	5,073	2,986	2,566
Other operating expenses	20,397	16,780	17,975
Executive chairman long-term performance award	—	(144,617)	53,214
Total operating expenses	483,702	376,315	612,529
Loss from operations	(46,430)	(24,466)	(283,015)
Other income, net	33,101	52,546	52,440
(Loss) income before income tax expense (benefit)	(13,329)	28,080	(230,575)
Income tax expense (benefit)	596	793	(7,613)
Net (loss) income	$(13,925)	$27,287	$(222,962)
Net (loss) income attributable to common stockholders	$(13,925)	$27,287	$(222,962)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	$2,066	$(468)	$(40)
Net change in unrealized (loss) gain on short-term investments	(243)	(608)	8,039
Net other comprehensive income (loss)	1,823	(1,076)	7,999
Comprehensive (loss) income	$(12,102)	$26,211	$(214,963)

Net (loss) income per share attributable to Class A and Class B common stockholders
Basic	$(0.03)	$0.05	$(0.42)
Diluted	$(0.03)	$0.05	$(0.42)
Weighted-average shares used in computing net (loss) income per share attributable to Class A and Class B common stockholders
Basic	462,168	511,065	532,540
Diluted	462,168	518,845	532,540

See accompanying notes to Consolidated Financial Statements.

Marqeta, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	541,364	$53	$2,082,373	$(7,237)	$(602,233)	$1,472,956
Issuance of common stock upon exercise of options	3,353	1	5,398	—	—	5,399
Repurchase of early exercised stock options	(3)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	792	—	3,066	—	—	3,066
Issuance of common stock upon net settlement of restricted stock units	9,347	1	(26,662)	—	—	(26,661)
Vesting of common stock warrants	—	—	8,715	—	—	8,715
Share-based compensation expense	—	—	132,017	—	—	132,017
Executive chairman long-term performance award	—	—	53,214	—	—	53,214
Repurchase and retirement of common stock, including excise tax	(34,511)	(3)	(190,345)	—	—	(190,348)
Change in accumulated other comprehensive income (loss)	—	—	—	7,999	—	7,999
Net loss	—	—	—	—	(222,962)	(222,962)
Balance as of December 31, 2023	520,343	52	2,067,776	762	(825,195)	1,243,395
Issuance of common stock upon exercise of options	185	—	203	—	—	203
Issuance of common stock under employee stock purchase plan	656	—	2,715	—	—	2,715
Issuance of common stock upon net settlement of restricted stock units	11,505	1	(35,408)	—	—	(35,407)
Vesting of common stock warrants	—	—	2,422	—	—	2,422
Share-based compensation expense	—	—	143,621	—	—	143,621
Executive chairman long-term performance award	—	—	(144,617)	—	—	(144,617)
Repurchase and retirement of common stock, including excise tax	(28,393)	(3)	(153,522)	—	—	(153,525)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,076)	—	(1,076)
Net income	—	—	—	—	27,287	27,287
Balance as of December 31, 2024	504,296	$50	$1,883,190	$(314)	$(797,908)	$1,085,018
Issuance of common stock upon exercise of options	506	$—	$1,663	$—	$—	$1,663
Issuance of common stock under employee stock purchase plan	567	—	2,101	—	—	2,101
Issuance of common stock upon net settlement of restricted stock units	11,544	1	(36,974)	—	—	(36,973)
Issuance of common stock upon exercise of common stock warrants	135	—	—	—	—	—
Vesting of common stock warrants	—	—	252	—	—	252
Share-based compensation expense	—	—	115,964	—	—	115,964
Repurchase and retirement of common stock, including excise tax	(84,793)	(8)	(393,958)	—	—	(393,966)
Change in accumulated other comprehensive income (loss)	—	—	—	$1,823	—	1,823
Net loss	—	—	—	—	(13,925)	(13,925)
Balance as of December 31, 2025	432,256	$43	$1,572,238	$1,509	$(811,833)	$761,957
See accompanying notes to Consolidated Financial Statements.

Marqeta, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(13,925)	$27,287	$(222,962)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	104,788	136,562	127,525
Depreciation and amortization	27,163	17,460	10,741
Non-cash operating leases expense	2,266	1,756	2,527
Amortization of premium on short-term investments	(755)	(3,232)	(4,495)
Executive chairman long-term performance award	—	(144,617)	53,214
Non-cash postcombination compensation expense	—	—	32,430
Other	558	1,669	736
Changes in operating assets and liabilities:
Accounts receivable	(8,864)	(11,202)	(4,556)
Settlements receivable	(1,834)	13,719	(11,894)
Network incentives receivable	5,717	(12,969)	(11,146)
Prepaid expenses and other assets	(2,092)	462	7,900
Accounts payable	(81)	(350)	(1,956)
Revenue share payable	31,127	19,754	31,451
Accrued expenses and other liabilities	22,710	15,112	14,983
Operating lease liabilities	(4,155)	(3,241)	(3,394)
Net cash provided by operating activities	162,623	58,170	21,104
Cash flows from investing activities:
Restricted cash acquired in business combination	229,650	—	—
Maturities of short-term investments	120,885	92,000	501,534
Cash paid for business acquisition, net of cash acquired	(45,663)	—	(135,777)
Capitalization of internal-use software	(28,425)	(18,794)	(11,889)
Purchases of short-term investments	(3,501)	—	(892,430)
Purchases of property and equipment	(1,835)	(2,418)	(762)
Sales of short-term investments	—	—	577,934
Realized loss on investments	—	—	(94)
Net cash provided by investing activities	271,111	70,788	38,516
Cash flows from financing activities:
Repurchase of common stock	(391,366)	(154,425)	(190,420)
Taxes paid related to net share settlement of restricted stock units	(36,973)	(35,407)	(26,662)
Change in funds payable and amounts due to customers	77,256	—	—
Proceeds from shares issued in connection with employee stock purchase plan	2,101	2,715	3,066
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	1,663	203	5,289
Payment of acquisition-related contingent consideration	—	—	(53,067)
Net cash used in financing activities	(347,319)	(186,914)	(261,794)
Increase (decrease) in cash, cash equivalents, and restricted cash	86,415	(57,956)	(202,174)
Cash, cash equivalents, and restricted cash - Beginning of period	931,516	989,472	1,191,646
Cash, cash equivalents, and restricted cash - End of period	$1,017,931	$931,516	$989,472
See accompanying notes to Consolidated Financial Statements.

Marqeta, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$709,443	$923,016	$980,972
Restricted cash	307,593	8,500	8,500
Restricted cash, included in Other assets	895	—	—
Total cash, cash equivalents, and restricted cash	$1,017,931	$931,516	$989,472
Supplemental disclosures of cash flow information:
Cash paid for operating lease liabilities	$4,995	$4,581	$4,239
Cash paid for income taxes	$595	$396	$430
Supplemental disclosures of non-cash investing and financing activities:
Share-based compensation capitalized to internal-use software	$11,176	$7,059	$4,492
Contingent and holdback considerations, not yet paid	$6,030	$—	$—
Operating lease right-of-use assets in exchange for lease liabilities	$5,345	$577	$—
Repurchase of common stock, including excise tax, accrued and not yet paid	$3,506	$906	$991
Purchase of property and equipment accrued and not yet paid	$1,192	$2,129	$113
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make various estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions include, but are not limited to, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the estimation of contingent liabilities, the fair value of equity awards and warrants, share-based compensation, the estimation of variable consideration in contracts with customers, the cumulative network incentive rate the Company expects to earn during the annual measurement period, and valuation of income taxes. Actual results could differ materially from these estimates.
Business Risks and Uncertainties
The Company has incurred net losses except for the year ended December 31, 2024, during which it reported net income of $27.3 million, which was primarily due to the forfeiture of the Executive Chairman Long-Term Incentive Award. For the year ended December 31, 2025, the Company incurred a net loss of $13.9 million, resulting in an accumulated deficit of $811.8 million as of December 31, 2025. The Company believes that its cash and cash equivalents of $709.4 million and short-term investments of $62.5 million as of December 31, 2025 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
2.    Summary of Significant Accounting Policies
Business Combinations
The Company allocates the purchase consideration for acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. These estimates are inherently uncertain and subject to refinement. Based on information not available at the acquisition date but received during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations and Comprehensive (Loss) Income. Acquisition-related expenses and postcombination integration and employee compensation costs are recognized separately from the business combination and are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash deposits with certain financial institutions and highly liquid investments. The Company considers all highly liquid investments and investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Restricted Cash
As of December 31, 2025, restricted cash primarily consisted of (i) cash used to secure a letter of credit for the Company’s office lease in Oakland, California, and (ii) funds held by TransactPay on behalf of its customers related to card and electronic money (“e-money”) wallet programs. The restricted cash associated with these customer funds arose from the Company’s acquisition of TransactPay on July 31, 2025 (see Note 4, “Business Combinations,” for further details). These funds represent program collateral, safeguarded funds, or settlement balances required to support timely transaction settlement. In the normal course of business, TransactPay receives customer funds in exchange for e-money issued or spent funds within the transaction settlement period for payments to the card networks. TransactPay must comply with applicable safeguarding requirements for customer funds, which are generally satisfied by maintaining cash or cash equivalents in segregated bank accounts. Accordingly, cash and cash equivalents held to meet TransactPay’s safeguarding, collateral, or settlement requirements are classified as restricted cash on the Company’s Consolidated Balance Sheet. Corresponding obligations to the TransactPay customers are recognized as funds payable and amounts due to customers within current liabilities on the Consolidated Balance Sheet, reflecting the Company's custodial role. The restricted cash acquired in the TransactPay acquisition is reflected as an investing inflow in the Consolidated Statement of Cash Flows.
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
Previously, the Company maintained cash balances as collateral with certain issuing bank partners in the event customers funds were not deposited at the Issuing Banks in time to settle customer transactions with the Card Networks. These deposits are no longer subject to such collateral requirements, and as such, the Company reclassified $7.0 million of cash held at Issuing Banks from restricted cash to cash and cash equivalents during the year ended December 31, 2025.
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
These obligations are presented as Funds payable and amounts due to customers in the Company’s Consolidated Balance Sheet. Prior to the TransactPay acquisition, the Company did not hold such customer funds or recognize the related liabilities.
Changes in funds payable and amounts due to customers are presented as cash flows from financing activities in the Company’s Consolidated Statement of Cash Flows. This classification aligns with the underlying nature of these balances, which represent funds received in exchange for electronic money and advances received by the Company on behalf of program managers and end-users.
Short-term Investments
The Company's short-term investments can include U.S. treasury securities, U.S. agency securities, commercial paper, asset-backed securities, certificates of deposits, and corporate debt securities. The Company's short-term investments are classified as available-for-sale securities. Although certain of these securities have stated maturities beyond one year, the Company classifies all available-for-sale

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

investments within current assets in the Consolidated Balance Sheets. This classification reflects the Company’s ability and intent to sell these securities as needed to support ongoing operations, even prior to their contractual maturities.
The Company carries these short-term investments at fair value and periodically evaluates them for unrealized losses. For securities in an unrealized loss position that the Company intends to hold and believes it is more likely than not that the securities will not be required to be sold before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors.
The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance in the Consolidated Balance Sheets with a corresponding loss in Other income, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income when the impairment is incurred.
Unrealized non-credit related losses and unrealized gains are recorded as a separate component in Accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized.
The Company records any realized gains or losses on the sale of short-term investments in Other income, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses and do not earn interest. The Company estimates an allowance for accounts receivable based on its assessment of the collectability of accounts by considering its historical accounts receivable collection experience for each customer, the age of each outstanding invoice, and an evaluation of current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectability on an individual basis when it identifies specific customers with collectability issues, and on an aggregated basis by reviewing accounts receivable where similar characteristics exist. As of December 31, 2025 and 2024, the combined general and specific allowance for accounts receivable was $2.9 million and $2.4 million, respectively.
Settlements Receivable
Settlements receivable represent Interchange Fees earned on customers’ card transactions, net of pass through Card Network fees, that are due from Issuing Banks. Interchange Fees are typically received within one or two business days of the transaction date. The Company has not experienced any historical collection issues with the Issuing Banks, and as such, no allowance has been established. The Company does not generate revenue from Issuing Banks.
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
For short-term leases, the Company records rent expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the lease term and records variable lease payments as incurred. The Company has no finance leases.

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
The depreciation and amortization of property and equipment is recorded within Depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Goodwill
The excess purchase price over the fair value of identifiable net assets acquired is recorded as goodwill. Goodwill amounts are not amortized.
Intangible Assets
Intangible assets are carried at cost less accumulated amortization and impairment losses, if any. Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis. The amortization of these assets is recorded within Depreciation and amortization expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Intangible assets with indefinite useful lives, consisting primarily of acquired electronic money institution (“EMI”) licenses, are not amortized, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Impairment
The Company reviews the valuation of long-lived assets, including property and equipment and finite and indefinite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted cash flow the asset is expected to generate.
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
Based on management's assessment, the Company did not recognize any material impairment losses on its goodwill or finite and indefinite-lived intangible assets during the periods presented herein. See Note 9 for discussion of the Company’s operating lease impairment recorded during the year ended December 31, 2024.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Contracts with customers are evaluated on a contract-by-contract basis as contracts may include the transfer of multiple services. The Company’s contracts with customers typically include multiple performance obligations: 1) providing access to the Company's payment processing platform, 2) providing program management or value added services, or 3) providing card fulfillment services. The Company accounts for individual services as a separate performance obligation if they are distinct because the service is separately identifiable from other items in the arrangement and a customer can benefit from the good or service on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. Certain customer contracts require the Company to allocate the transaction price of the contract based on the relative stand-alone selling price of the performance obligations which are based on prices at which the Company separately sells each service or estimated using an analysis of the Company’s historical contract pricing and costs incurred to fulfill its services.
The Company generates revenue from providing platform services and other services as described below.
Platform Services
The Company delivers an integrated payment processing platform to its customers. The Company’s primary performance obligation is to provide customers continuous access to the Company’s platform used to process all customers’ transactions as needed. This obligation includes authorizing, settling, clearing, and reconciling all transactions. Additionally, for certain customer arrangements, the performance obligations also include managing the interactions with Card Networks and/or the Issuing Banks on behalf of its customers, or other value added services, including dispute management, fraud scoring, and cardholder support services.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

For net revenue generated from customer arrangements that involve third parties, the Company determines whether it has promised to provide the specified service itself (as principal) or to arrange for the specified service to be provided by another party (as an agent). This determination depends on the facts and circumstance of each arrangement, and in some instances, involves significant judgment. In order to deliver an integrated payment processing platform to its customers, the Company works with Issuing Banks and Card Networks in various capacities. The Company is considered the principal in customer arrangements where the Company controls the services performed by the Issuing Banks and Card Networks before delivery of the promised services to its customers, it is primarily responsible for the delivery of the services to customers, and it has discretion in vendor selection. As such, the Company records fees paid to the Issuing Banks and Card Networks as Costs of Revenue within the Consolidated Statements of Operations and Comprehensive (Loss) Income. In instances where the Company is considered an agent in providing services to the customer, fees for services paid to Issuing Banks and Card Networks, if any, are recorded within Net Revenue such that Net Revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income reflects the net amount of consideration that the Company retains.
Revenue Share
The Company’s contracts with customers typically include provisions under which the Company shares a portion of the Interchange Fees as consideration payable to its customers, referred to as Revenue Share. Revenue Share payments are incentives paid monthly to customers to increase their processing volume on the Company’s platform. These payments are computed as a percentage of the Interchange Fees earned or processing volume.
The Company records Revenue Share as a reduction to net revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company records the amount due to the customer as Revenue Share payable on the Consolidated Balance Sheets.
Other Services Revenue
The Company earns revenue from customers through card fulfillment services. Card fulfillment fees are generally billed to customers upon ordering card inventory and recognized as revenue when the ordered cards are shipped to customers. The Company offers certain customers the option to purchase physical cards at a discount. The Company has concluded that the discount does not constitute a future material right because the discount is within a range typically offered to the class of customers. Therefore, the Company accounts for the discount as a reduction to revenue when the Company delivers the ordered cards to the customers.
Contract Assets and Deferred Revenue
Contract assets are reported in Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets. The Company records contract assets primarily due to upfront payments provided to certain customers or variable consideration from customer contracts, where pricing terms are not consistent throughout the entire term of the contract.
Deferred revenue is reported within Accrued expenses and other current liabilities and Other liabilities in the Consolidated Balance Sheets, and arises when customers pay for services in advance of the Company's revenue recognition. The Company recognizes deferred revenue primarily due to undelivered card fulfillment services, variable consideration from customer contracts where pricing terms are not consistent throughout the entire term of the contract, or non-refundable upfront setup fees are billed at contract inception.
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
Costs of Revenue
Costs of revenue consist of Card Network fees, Issuing Bank fees, and card fulfillment costs for customer arrangements where we are the principal in providing services to the customer and excludes depreciation

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

and amortization, which is reported separately within the Consolidated Statements of Operations and Comprehensive (Loss) Income. Card Network fees are equal to a specified percentage of processing volume or a fixed amount per transaction routed through the respective Card Network. Issuing Bank fees compensate our Issuing Banks for issuing cards to our customers and sponsoring our card programs with the Card Networks and are typically equal to a specified percentage of processing volume or a fixed amount per transaction. Card fulfillment costs include physical cards, packaging, and other fulfillment costs.
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
Effective in the second quarter of fiscal year 2025, the Company revised its accounting policy for estimating and recognizing network incentives. The Company now estimates and recognizes network incentives based on the cumulative incentive rates it expects to earn over the annual measurement period. The Company estimates the cumulative incentive rates based on its forecasts for the annual measurement periods, which incorporate both historical experience and our expectations of future events, in addition to other qualitative considerations. The cumulative incentive rates are applied to the volume and/or number of transactions processed during the reporting period to calculate the quarterly network incentives recognized. As a result of this policy revision, the Card Network incentives recognized during the year ended December 31, 2025 were $1.5 million higher compared to the amount that would have been recognized under the previous policy.
Uncollected incentives are included in Network incentives receivable in the Consolidated Balance Sheets. The Company's contracts with Card Networks and Issuing Banks typically have terms ranging from three to five years, which may be renewed in one-year to two-year increments as agreed by both parties.
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2025, 2024, and 2023, were $4.2 million, $2.3 million, and $1.5 million, respectively.
Research and Development Costs
Research and development costs, which consist primarily of salaries, employee benefits, share-based compensation, third-party hosting fees, and software licenses were $144.5 million, $141.4 million, and $148.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Research and development costs are expensed as incurred, and are included in Compensation and benefits and Technology expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
Restructuring
Restructuring costs arise from employee related severance charges and include both cash and non-cash compensation. The Company generally recognizes restructuring costs when it is committed to a restructuring plan and the related liabilities are probable and can be reasonably estimated, or pursuant to an established plan for ongoing benefit arrangements. For one-time termination benefits, recognition generally occurs upon communication of the plan details to the affected employees, in accordance with the plan’s specific terms. Timing of recognition may vary depending on the region in which an employee works and appliable local laws. Restructuring liabilities are classified in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as these liabilities are generally settled within less than one year of recognition.
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
Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in Income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Net (Loss) Income Per Share Attributable to Common Stockholders
The Company presents basic and diluted net (loss) income per share attributable to common stockholders in conformity with the two-class method. The Company calculates basic net (loss) income per share attributable to common stockholders by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share attributable to common stockholders gives effect to all potential shares of common stock, including common stock issuable upon conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants, stock options, RSUs, PSUs and common stock warrants to the extent these are dilutive.
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
The Company’s financial instruments consist of cash equivalents, restricted cash, short-term investments, accounts receivable, settlements receivable, accounts payable, revenue share payable, contingent consideration liability, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Short-term investments and contingent consideration liability are carried at fair value. Accounts receivable, settlements receivable, accounts payable, revenue share payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period of time to the expected receipt or payment date.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is its respective local currency. For these foreign entities, the Company translates the financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. There translation adjustments are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity. Foreign currency transaction gains and losses are included in Other income, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The Company adopted the standard prospectively for the year ended December 31, 2025, resulting in expanded disclosures related to the effective tax rate reconciliation and income taxes paid by jurisdiction in Note 15.
Recently Issued Accounting Pronouncements
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
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06 can be applied prospectively, retrospectively, or with a modified transition approach, and is effective for the Company for annual reporting as well as interim period reporting beginning in fiscal year 2028 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Year Ended December 31,
	2025	2024	2023
Platform services revenue, net	$594,137	$481,665	$654,553
Other services revenue	30,747	25,330	21,618
Total net revenue	$624,884	$506,995	$676,171
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	December 31, 2025	December 31, 2024
Contract assets - current	Prepaid expenses and other current assets	$4,021	$1,605
Contract assets - non-current	Other assets	6,688	10,981
Total contract assets		$10,709	$12,586
Deferred revenue - current	Accrued expenses and other current liabilities	$11,762	$13,593
Deferred revenue - non-current	Other liabilities	2,640	4,779
Total deferred revenue		$14,402	$18,372

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Net revenue recognized during the years ended December 31, 2025 and 2024 that was included in the deferred revenue balances at the beginning of the respective periods was $13.2 million and $9.0 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of December 31, 2025, the aggregate amount of the transaction price allocated to our remaining performance obligations was $42.2 million. The Company expects to recognize approximately 70% within two years and the remaining 30% over the next three to five years.
4.    Business Combinations
TransactPay
On July 31, 2025, the Company completed its acquisition of Transact Payments Limited (collectively, with its affiliates “TransactPay”). TransactPay provides BIN sponsorship, E-money Licensing, and virtual Account services in the UK, Gibraltar, and the EEA. The Company’s acquisition of TransactPay strengthens its card program management in Europe and bolsters its digital payment capabilities in the UK, Gibraltar, and the EEA, where EMI licenses are required for issuing and managing electronic money.
The preliminary purchase price was denominated in euros and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes to the preliminary purchase price and its components reflect cash payments and net working capital adjustments made from the acquisition date through December 31, 2025. The preliminary purchase price consisted the following:

Cash paid (1)	$54,016
Holdback consideration	2,301
Fair value of contingent consideration	3,595
Other	(12)
Total preliminary purchase price	$59,900
(1) Cash paid includes a $1.1 million cash payment to the sellers during the quarter ended December 31, 2025 in accordance with the merger agreement for post-closing adjustments.
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
In November 2025, upon finalization of the post-closing purchase price adjustment procedures, the Company paid the sellers approximately $1.1 million of the $1.2 million originally retained for post-closing adjustments. As of December 31, 2025, $2.4 million of the original holdbacks remains outstanding, retained solely for general indemnification purposes. The Company has recorded the remaining holdback consideration within accrued expenses and other current liabilities on the Consolidated Balance Sheet. The increase in the remaining general indemnification holdback from the $2.3 million retained at the closing date to $2.4 million as of December 31, 2025 is due to changes in foreign currency exchange rates. This amount is expected to be settled in the third quarter of fiscal 2026, subject to any valid indemnification claims asserted prior to the scheduled release date.
Contingent Consideration
As part of the acquisition, the Company agreed to provide additional contingent consideration in the form of two earn-out arrangements (collectively “the earn-outs”), which would be payable to the sellers upon satisfaction of specified post-closing performance conditions through December 31, 2025:

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
In determining the fair value of the Earn-out liabilities at Closing, the Company evaluated the probability of achieving the respective performance conditions, considering the short time frame from closing to the December 31, 2025 measurement date, along with historical and projected operational metrics. For the Regulatory Improvement Earn-Out, a high probability of success was assigned based on the lack of material regulatory issues resulting in inclusion of the full $2.3 million in the purchase price. For the Digital Products Earn-Out, a Monte Carlo simulation model was utilized, incorporating actual digital products gross profit performance through the quarter ended September 30, 2025, and forward-looking projections for the remainder of 2025, which yielded an estimated fair value of $1.3 million.
As the performance period concluded on December 31, 2025, the earn-out liabilities were remeasured based on actual results achieved. The aggregate fair value of the earn-outs was $3.7 million as of December 31, 2025, reflecting insignificant changes from the initial fair value measurement that were recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The earn-outs are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheet. With the performance conditions now resolved, no significant further adjustments to the fair value of the earn-outs are expected.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. Amounts are presented in U.S. dollars, translated from euros using the exchange rate in effect on the acquisition date. This preliminary purchase price allocation reflects the measurement period adjustments recorded from the acquisition date through December 31, 2025:

Cash and cash equivalents	$8,353
Restricted cash	229,650
Accounts receivable	2,903
Prepaid expenses and other current assets	1,300
Operating lease right-of-use assets	2,484
Other assets	397
Total tangible assets acquired	245,087
Funds payable and amounts due to customers	229,635
Accounts payable	1,220
Operating lease liabilities	2,541
Accrued expenses and other current liabilities	5,900
Other liabilities	4,106
Total liabilities assumed	243,402
Net tangible assets acquired	1,684
Customer relationships	6,903
EMI licenses	21,399
Goodwill	29,914
Total intangible assets acquired	58,216
Total purchase price	$59,900
The purchase price allocation for the TransactPay acquisition remains preliminary as of December 31, 2025, and is subject to revision for certain acquired assets and assumed liabilities. In particular, the Company continues to evaluate facts and circumstances that existed as of the closing date, which may result in adjustments to provisional amounts for identifiable intangible assets, deferred tax assets and/or liabilities, and purchase consideration. Any measurement period adjustments will be recognized prospectively in the period in which the adjustments are determined, with the measurement period ending as soon as sufficient information is obtained or no later than one year from the closing date.
Restricted cash and Funds payable and amounts due to customers
The restricted cash acquired consists of funds held on behalf of customers in segregated accounts as part of program management activities for card and e-money wallet programs. These funds function as collateral or settlement balances to facilitate timely transaction processing, and the Company is subject to restrictions on their use to ensure compliance with regulatory safeguarding requirements. Notwithstanding these restrictions, the Company bears the associated credit risk and retains the right to earn interest on the balances. Accordingly, the Company has concluded that these funds qualify as its assets and are classified as restricted cash on the Consolidated Balance Sheet. Corresponding obligations to the customers are recognized as funds payable and amounts due to customers within current liabilities on the Consolidated Balance Sheet, reflecting the Company's custodial role.

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
Acquisition Costs
The Company incurred approximately $4.0 million acquisition related costs, of which $1.0 million was recognized during the year ended December 31, 2024 and $3.0 million was recognized during the year ended December 31, 2025, respectively, and are primarily included in professional services on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
The results of operations of TransactPay have been included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income from the acquisition date of July 31, 2025, through December 31, 2025. The results of operations of TransactPay for periods prior to the acquisition date were not material to the Company’s consolidated statements of operations. Accordingly, supplemental pro forma financial information has not been presented.
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
The following table summarizes the components of the purchase consideration transferred:

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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Of the $117.6 million postcombination compensation excluded from purchase consideration, approximately $32.4 million was recognized as non-cash postcombination compensation cost at closing as a result of the vesting provisions of the employee replacement awards on the acquisition date. The remaining $85.1 million is subject to continuous employment and will be recognized as postcombination cash compensation cost over a weighted-average period of 2.2 years. Postcombination expense recognized was $7.1 million, $39.7 million and $36.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included within Compensation and benefits in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As of December 31, 2025, approximately $1.0 million of this post-combination compensation remained unrecognized and is expected to be fully recognized during the year ending December 31, 2026.
The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The final $163.6 million purchase consideration was attributed to $41.0 million of developed technology intangible assets (to be amortized over an estimated useful life of 7 years), $8.0 million of deferred tax liabilities, and $7.1 million of net assets acquired, with the $123.5 million excess of purchase consideration over the fair value of assets acquired and liabilities assumed recorded as goodwill. The fair value of the developed technology intangible assets was estimated using the multi-period excess earnings method (“MPEEM”), a form of the income approach. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset. The Company applied judgment which involved the use of certain assumptions with respect of the revenue and EBITDA forecasts, obsolescence rate, and discount rate. The goodwill recognized was primarily attributable to the expected synergies from integrating Power Finance’s technology into the Company’s platform. Goodwill was not considered deductible for tax purposes.
The financial results of Power Finance are included in the Company’s Consolidated Financial Statements from the date of acquisition. Separate operating results and pro forma results of operations for Power Finance have not been presented as the effect of this acquisition was not material to the Company’s financial results. Acquisition-related third-party transaction costs were $3.3 million for the year ended December 31, 2023 and were included in Professional services in the Consolidated Statement of Operations and Comprehensive (Loss) Income. Transaction costs for the Power Finance acquisition were immaterial for the year ended December 31, 2024.
During the third quarter of 2023, the Company paid $53.1 million in contingent consideration upon achievement of the related performance-based milestones during the second quarter of 2023.
5.    Goodwill and Intangible Assets
Goodwill
Goodwill consisted of the following:

Balance as of December 31, 2023 and 2024	$123,523
Goodwill from acquisition of TransactPay	29,914
Foreign currency adjustment	1,269
Balance as of December 31, 2025	$154,706
There were no changes to goodwill during the year ended December 31, 2024.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Intangibles Assets, net
Intangible assets consisted of the following as of the dates presented:

	December 31, 2025	December 31, 2024
Finite-lived Intangible assets:
Developed technology	$41,000	$41,000
Customer relationships(1)	7,059	—
Total finite-lives Intangible assets gross	48,059	41,000
Accumulated amortization	(18,554)	(11,226)
Total finite-lived Intangible assets, net	29,505	29,774
Indefinite-lived Intangible assets:
EMI licenses(1)	21,883	—
Total Intangibles assets, net	51,388	29,774
(1) The customer relationships and EMI licenses acquired in the TransactPay acquisition are denominated in euros. The difference between the U.S. dollar amounts initially recorded at the acquisition date as disclosed in Note 4, Business Combinations, and the balances reported as of December 31, 2025 is attributable to changes in the foreign currency exchange rate.
The amortization period for developed technology intangible assets is 7 years. Amortization expense for developed technology was $5.9 million for the years ended December 31, 2025 and 2024 and $5.4 million for the year ended December 31, 2023. The amortization period for customer relationships is 2 years. Amortization expense for customer relationships was $1.5 million for the year ended December 31, 2025.
Expected future amortization expense for intangible assets was as follows as of December 31, 2025:

2026	$9,394
2027	7,909
2028	5,857
2029	5,857
2030	488
Total expected future amortization expense for intangible assets	$29,505
6.    Short-term Investments
The amortized cost, unrealized gain, and estimated fair value of the Company's short-term investments consisted of the following:

	December 31, 2025
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$55,955	$132	$56,087
Asset-backed securities	6,364	32	6,396
Total short-term investments	$62,319	$164	$62,483

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

	December 31, 2024
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$168,504	$396	$168,900
Asset-backed securities	10,444	65	10,509
Total short-term investments	$178,948	$461	$179,409
The Company did not have any short-term investments in unrealized loss positions as of December 31, 2025 and 2024. Generally, the Company does not intend to sell any short-term investments that have unrealized losses, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were no material realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024. The Company determined that for its short-term investments, there were no material credit or non-credit related impairments as of December 31, 2025 and 2024.
The following table summarizes the stated maturities of the Company’s short-term investments:

	December 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due within one year	$55,955	$56,087	$112,750	$113,015
Due after one year through five years	6,364	6,396	66,198	66,394
Total	$62,319	$62,483	$178,948	$179,409
7.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
U.S. treasury bills	$292,381	$—	$—	$292,381
Money market funds	96,042	—	—	96,042
Commercial paper	—	41,450	—	41,450
Certificates of deposit	—	35,213	—	35,213
Corporate debt securities	—	16,059	—	16,059
Short-term investments
U.S. treasury securities	56,087	—	—	56,087
Asset-backed securities	—	6,396	—	6,396
Restricted cash
Money market funds	45,786	—	—	45,786
Total assets measured at fair value	$490,296	$99,118	$—	$589,414

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$458,195	$—	$—	$458,195
U.S. treasury bills	214,189	—	—	214,189
Corporate debt securities	—	53,238	—	53,238
Certificates of deposit	—	25,779	—	25,779
Commercial paper	—	8,028	—	8,028
Short-term investments
U.S. treasury securities	168,900	—	—	168,900
Asset-backed securities	—	10,509	—	10,509
Total assets measured at fair value	$841,284	$97,554	$—	$938,838
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
There were no transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2025 and 2024.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

8. Certain Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	$8,619	$7,193
Contract assets	4,021	1,605
Prepaid hosting and data costs	3,850	4,247
Inventory	1,949	3,676
Prepaid insurance	1,739	1,786
Accrued interest receivable	1,387	4,018
Other current assets	13,713	2,880
Prepaid expenses and other current assets	$35,278	$25,405
Property and Equipment, net
Property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Internally developed and purchased software	$86,435	$47,300
Computer equipment	9,678	9,415
Leasehold improvements	9,666	8,110
Furniture and fixtures	2,442	2,525
Total property and equipment, gross	108,221	67,350
Accumulated depreciation and amortization	(48,311)	(29,827)
Property and equipment, net	$59,910	$37,523
Depreciation and amortization expense related to property and equipment was $19.8 million, $11.6 million, and $5.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company capitalized $39.8 million and $25.9 million as internal-use software development costs during the years ended December 31, 2025 and 2024, respectively.
Other Assets
Other assets consisted of the following:

	December 31, 2025	December 31, 2024
Contract assets, noncurrent	$6,688	$10,981
Deferred tax assets	542	396
Other noncurrent assets	8,209	8,998
Other assets	$15,439	$20,375

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued costs of revenue	$103,882	$85,745
Accrued compensation and benefits	47,702	45,754
Deferred revenue	11,762	13,593
Accrued tax liabilities	8,966	5,434
Due to Issuing Banks	7,721	7,721
Contingent consideration liability (see Note 4)	3,677	—
Operating lease liabilities, current portion	3,022	4,627
Holdback consideration liability (see Note 4)	2,353	—
Accrued professional services	2,308	3,567
Reserve for contract contingencies and processing errors	—	1,862
Other accrued liabilities	24,400	8,756
Accrued expenses and other current liabilities	$215,793	$177,059
Other Liabilities
Other liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Deferred revenue, net of current portion	$2,640	$4,779
Other long-term liabilities	5,844	1,552
Other liabilities	$8,484	$6,331
9.    Leases
The Company leases office space under non-cancelable operating lease agreements, which are classified as operating leases. The most significant lease relates to the Company’s headquarters in Oakland, California (the “Oakland Lease”). Lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. The Company is responsible for operating expenses that exceed the amount of base operating expenses as defined in the original lease agreement.
Oakland Headquarters Lease
In the fourth quarter of 2024, the Company decided to permanently cease using two leased floors of its Oakland headquarters. This decision represented a triggering event that required the Company to test the related asset group, consisting primarily of the right-of-use asset and leasehold improvements, for impairment. As a result of this assessment, the Company recognized an impairment charge of $1.4 million, which was included within Occupancy expense in the Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2024. The estimated fair value of the right-of-use asset was measured on a nonrecurring basis determined using Level 3 inputs under the income approach, incorporating probability-weighted discounted cash flow projections over the remaining lease term.
In the second quarter of 2025, the Company amended its Oakland Lease, extending the term for certain retained floors by 24 months. The lease modification was not accounted for as a separate contract, and the extension has been accounted for as an operating lease. Accordingly, the Company recorded an increase to the Operating lease right-of-use assets, net and Operating lease liabilities, net of current portion in the Consolidated Balance Sheet of approximately $3.5 million, representing the present value of the additional lease payments associated with the 24-month extension.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

TransactPay Assumed Leases
In connection with the acquisition of TransactPay (see Note 4, “Business Combinations,” for further details), the Company assumed two operating leases for office space in Malta and Gibraltar expiring in October 2029 and October 2035, respectively. These lease arrangements consist primarily of fixed rental payments in exchange for the right to use the underlying leased assets over the respective lease terms, with no significant variable lease payments or purchase options. As of the acquisition date, the Company recognized right-of-use assets and corresponding operating lease liabilities of $2.5 million based on the present value of the remaining lease payments.
The Company's operating lease costs are as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$2,596	$3,372	$3,372
Variable lease cost	633	643	490
Short-term lease cost	836	483	247
Operating lease impairment	—	1,443	—
Total lease cost	$4,065	$5,941	$4,109
The Company does not have any sublease income and the Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company's lease assets and lease liabilities were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining operating lease term (in years)	4.1	1.1
Weighted average discount rate	4.5%	7.6%
Maturities of operating lease liabilities by year are as follows as of December 31, 2025:

2026	$3,391
2027	2,898
2028	1,195
2029	348
2030 and thereafter	1,626
Total lease payments	$9,458
Less imputed interest	(901)
Total operating lease liabilities	$8,557
10.    Commitments and Contingencies
Letters of Credit and Restricted Cash
In connection with the Oakland lease, the Company is required to provide the landlord a letter of credit in the amount of $1.5 million. The Company has secured this letter of credit by depositing $1.5 million with the issuing financial institution. In April 2025, the lease was amended, which extended the lease for a reduced amount of office space by two years. As part of the extension, the letter of credit will be reduced to $0.9 million effective on March 1, 2026, with an expiration date of February 2028. As of December 31, 2025, $0.9 million of restricted cash is recorded in other assets on the Consolidated Balance Sheet to reflect the extended obligation, while the remaining $0.6 million, not required after February 2026, is recorded in current assets as restricted cash.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

As previously disclosed in Note 2, “Summary of Significant Accounting Policies” and Note 4, “Business Combinations”, restricted cash also includes customer funds held by TransactPay in segregated accounts held to meet its safeguarding, collateral, or settlement requirements. As of December 31, 2025, the balance of restricted cash associated with these customer funds was $306.9 million, of which $45.8 million is invested in money market funds.
Purchase Obligations
As of December 31, 2025, the Company had non-cancellable purchase commitments with certain service providers and Issuing Banks of $107.1 million, payable over the next 3 years. These purchase obligations include $92.4 million related to minimum commitments as part of a cloud-computing service agreement. The remaining obligations are related to various service providers and Issuing Banks processing fees over the fixed, non-cancellable respective contract terms.
Defined Contribution Plans
During the years ended December 31, 2025, 2024, and 2023, the Company contributed a total of $5.5 million, $5.0 million, and $5.5 million to its defined contribution plans, respectively.
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
On December 9, 2024, a putative securities class action lawsuit, captioned Wai v. Marqeta, Inc., et al., Case No. 24-cv-08874 (N.D. Cal.), was filed in federal court in the Northern District of California (“Court”) against the Company and certain of its current and former officers (“Defendants”) alleging violations of federal securities laws. The lawsuit asserts that during the putative class period of between August 7, 2024 and November 4, 2024, Defendants made false or misleading statements relating to the Company’s performance or revenue and gross profit expectations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
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
On November 3, 2025, a settlement was reached, in principle, with the lead plaintiff’s counsel to resolve the Securities Actions for payments totaling $13.0 million, subject to further documentation and judicial approvals. The Company’s Directors and Officers insurance policy includes a $5.0 million self-insured retention that applies to covered losses related to the Securities Actions, including legal defense fees and settlement payments. If finalized, the settlement will be funded by insurance less the self-insured retention.
For the year ended December 31, 2025, the Company recognized $5.0 million of legal and litigation expenses related to this matter, which are included in other operating expenses within the Consolidated Statement of Operations and Comprehensive (Loss) Income. This amount represents the Company’s probable loss corresponding to its $5.0 million self-insured retention.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

As of December 31, 2025, the Company recorded a $13.0 million settlement liability within accrued expenses and other current liabilities and a corresponding $9.3 million insurance recovery receivable within prepaid expenses and other current assets on the Consolidated Balance Sheet. The receivable represents the portion of settlement expected to be covered by insurance, determined by applying legal fees incurred through December 31, 2025, toward the self-insured retention. As additional legal fees are incurred beyond this date, they will further reduce the remaining self-insured retention, resulting in a corresponding increase to the receivable balance.
On February 4, 2025, a putative shareholder derivative lawsuit, captioned Smith v. Khalaf, et al., Case No. 25-cv-01174 (N.D. Cal.), was filed in the same Court against certain of the Company’s current and former officers and its Board of Directors (as then constituted), and named the Company as a nominal defendant. This lawsuit asserts claims for breach of fiduciary duties and violations of federal securities laws, among other claims, between the time period of May 7, 2024 and November 4, 2024 under similar theories as the Securities Actions. Two other substantially similar putative shareholder derivative lawsuit, captioned Ojserkis v. Khalaf, et al., Case No. 25-cv-01883 (N.D. Cal.) and Preciado v. Khalaf, et al., Case No. 3:25-cv-02100 (N.D. Cal.) were filed on February 21, 2025 and February 27, 2025, respectively. All three putative shareholder derivative suits have been consolidated into one lawsuit captioned In re Marqeta, Inc. Derivative Litigation, Case No. 4:25-cv-01174-YGR (N.D. Cal). The consolidated derivative action is currently stayed pending developments in the consolidated Securities Actions.
Settlement of Payment Transactions
As described in Note 2, “Summary of Significant Accounting Policies,” pre-funding amounts deposited by program management customers into accounts maintained at Issuing Banks may only be used to settle customers’ payment transactions, and are not subject to the same safeguarding regulations as TransactPay’s customer funds, and as such, are not considered assets of the Company. Accordingly, the funds held in customers’ accounts at Issuing Banks are not reflected on the Company’s Consolidated Balance Sheets. If a customer does not have sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the customer. The Company did not incur losses of this nature during the years ended December 31, 2025, 2024 and 2023.
Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, Card Networks, Issuing Banks, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. With respect to Issuing Banks, the Company has received requests for indemnification from time to time and may indemnify the Issuing Bank for losses such Issuing Bank may incur for non-compliance with applicable law and regulations, if those losses resulted from the Company’s failure to perform under its program agreement. No significant claims have been incurred during the years ended December 31, 2025, 2024 and 2023.
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of December 31, 2025 and 2024, no demands have been made upon the Company to provide indemnification under such agreements, and the Company is not aware of any claims that could have a material effect on its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive (Loss) Income, or Consolidated Statements of Cash Flows.
The Company also includes service level commitments to its customers, warranting certain levels of performance and permitting those customers to receive credits in the event the Company fails to meet those levels outlined in their respective agreements. No material credits were issued during the years ended December 31, 2025, 2024 and 2023.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

11.    Stock Incentive Plans
The Company grants share-based awards to employees, non-employee directors, and other service providers of the Company under the 2021 Stock Option and Incentive Plan (“2021 Plan”). The Amended and Restated 2011 Equity Incentive Plan (“2011 Plan”) had been terminated, and no new awards are granted under it. However, previously granted awards that remain outstanding continue to be governed by the terms of the 2011 Plan. Additionally, the Company offers an ESPP, which allows employees to purchase shares of common stock at 85% of the fair value of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. The offering periods are six months long and start in May and November of each year.
The following table presents the share-based compensation expense recognized within the following line items in the Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Balance Sheet in the periods presented:

	Year Ended December 31,
	2025	2024	2023
Restricted stock units	$94,428	$107,699	$99,648
Stock options	6,001	23,732	26,323
Performance restricted stock units	3,562	4,041	—
Employee Stock Purchase Plan	797	1,090	1,554
Share-based compensation recorded within Compensation and benefits	104,788	136,562	127,525
Executive chairman long-term performance award	—	(144,617)	53,214
Property and equipment (capitalized internal-use software)	11,176	7,059	4,492
Total share-based compensation expense (benefit)	$115,964	$(996)	$185,231
Restricted Stock Units
Restricted Stock Units
The Company grants RSUs to employees, directors, and certain consultants. RSUs vest solely upon the satisfaction of service-based conditions and are generally subject to a vesting schedule of three or four years.
All RSUs granted on or after the Company’s IPO in 2021, as well as any remaining pre-IPO RSU grants, contain only service-based vesting condition. The liquidity-based vesting condition that previously applied to RSUs granted before April 1, 2021 was fully satisfied upon the Company’s IPO in 2021.
The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date and is recognized as share-based compensation over the requisite service period on straight-line basis for awards with only a service vesting condition.
Performance Restricted Stock Units
The Company grants PSUs under the 2021 Plan to certain employees of the Company based on an initial target number. The final number of PSUs that may vest and settle depend upon the Company’s performance against pre-established performance metrics over a predefined performance period, contingent on the compensation committee’s approval of the level of achievement against the pre-established performance targets at the end of the fiscal year. The PSUs granted vest over three years and have a one year performance period with one-third of the PSUs subject to cliff vesting following the completion of the performance period then vesting in equal quarterly installments thereafter. Over the performance period, the number of PSUs that may be issued and the related share-based compensation expense that is recognized is adjusted upward or downward based upon the probability of achieving the approved performance targets against the performance metrics. Depending on the probability of achieving the pre-established performance targets, the number of PSUs issued could range from 0% to 200% of the target amount.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

A summary of the Company's RSUs and PSUs activity under the Plans was as follows:

	Number of Units	Weighted-average grant date fair value per share
Balance as of December 31, 2023	38,178	$6.64
Granted	22,442	5.63
Vested	(18,274)	6.66
Canceled and forfeited	(8,540)	6.63
Balance as of December 31, 2024	33,806	$5.96
Granted	24,589	4.41
Vested	(18,805)	5.78
Canceled and forfeited	(10,504)	5.60
Balance as of December 31, 2025	29,086	$4.88
As of December 31, 2025, unrecognized compensation costs related to unvested RSUs and PSUs was $124.1 million. These costs are expected to be recognized over a weighted-average period of 1.7 years.
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
A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balance as of December 31, 2023	36,670	$16.09	7.45	$24,481
Granted	—	—
Exercised	(185)	1.10
Canceled and forfeited	(21,523)	21.01
Balance as of December 31, 2024	14,962	$9.19	5.82	$5,819
Granted	—	—
Exercised	(506)	3.30
Canceled and forfeited	(6,259)	12.72
Balance as of December 31, 2025	8,197	$6.86	5.73	$7,321
Exercisable as of December 31, 2025(2)	7,567	$6.96	5.61	$7,321
Vested as of December 31, 2025	7,533	$6.96	5.61	$7,120
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options. Accordingly, options granted under this plan are included as exercisable stock options regardless of vesting status.
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023, was $0.7 million, $0.8 million, and $12.2 million, respectively.
The total grant-date fair value of options vested during the years ended December 31, 2025, 2024, and 2023, was $25.2 million, $42.4 million, and $61.8 million, respectively.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

As of December 31, 2025, aggregate unrecognized compensation costs related to unvested outstanding stock options was $2.3 million. These costs are expected to be recognized over a weighted-average period of 0.9 years.
The Company did not grant any stock options during the years ended December 31, 2025 and 2024.
Executive Chairman Long-Term Performance Award
In April and May 2021, the Company’s board of directors granted the Company’s Executive Chairman and then-Chief Executive Officer (“CEO”) performance-based stock options to purchase an aggregate of 19,740,923 and 47,267 shares of the Company’s Class B common stock with an exercise price of $21.49 and $23.40 per share, respectively, (collectively, the “Executive Chairman Long-Term Performance Award”). The Executive Chairman Long-Term Performance Award would vest only upon the satisfaction of both a service condition and the achievement of certain stock price hurdles over a seven-year performance period following the expiration of the lock-up period associated with the Company’s IPO in 2021.
In the second quarter of 2024, the Executive Chairman stepped down from his executive officer role and transitioned to a non-employee director role on the board of directors causing the Executive Chairman Long-Term Performance Award to be forfeited per its terms. As a result of the forfeiture, the Company reversed all previously recognized share-based compensation expense associated with the award, resulting in a one-time credit of $167.3 million, of which $144.6 million related to expense recognized in prior years. The Company accounts for forfeitures as they occur.
12.    Stockholders’ Equity Transactions
Warrants to Purchase Common Stock
In 2021 and 2020, the Company issued warrants to certain customers to purchase up to 1.2 million and 0.8 million shares of the Company’s common stock, respectively. These warrants vest based on certain performance conditions that include issuing a specific percentage of new cards on the Company’s platform over a defined measurement period and reaching certain annual transaction count thresholds over the contract term, respectively. All warrants have an exercise price of $0.01 per share. These warrants are classified as equity instruments and are treated as consideration payable to a customer. The grant date fair values of these warrants were determined using Black-Scholes option-pricing model with key assumptions including the fair value of the underlying common stock on the grant date, expected term, expected volatility and risk-free rate. The grant date fair values are being recorded as a reduction to net revenue over the term of the respective customer contract based on the expected pattern of processing volume generated by the customer and the probability of vesting conditions being met.
As of December 31, 2025 and 2024, 1.3 million and 1.2 million warrants were vested, respectively. The Company recorded $2.1 million and $1.7 million as a reduction of net revenue related to these warrants during the years ended December 31, 2025 and 2024, respectively. Upon vesting, the fair value of the vested warrants was recorded into the Company’s additional paid-in capital. Timing differences caused by the pattern of processing volume generated by the customer over the original terms of the contract and the vesting schedules of the warrants can cause differences in the amount of grant date fair value that is credited to additional paid in capital upon vesting and the amount recorded as a reduction in net revenue during any particular reporting period.
As of December 31, 2025, there were no warrants outstanding, as all previously issued warrants which fully vested had expired unexercised.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Share Repurchase Programs
On September 14, 2022, the Company’s Board of Directors authorized a share repurchase program of up to $100 million of the Company’s Class A common stock beginning September 15, 2022 (“2022 Share Repurchase Program”). Under the repurchase program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements. Repurchases under the program were completed as of March 31, 2023.
During the year ended December 31, 2023, the Company repurchased and subsequently retired 3.2 million shares for $21.0 million under the 2022 Share Repurchase Program, for an average price of $6.46.
On May 8, 2023, the Company’s board of directors authorized a share repurchase program of up to $200 million of the Company’s Class A common stock (“2023 Share Repurchase Program”). Under the 2023 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements.
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
On May 6, 2024, the Company’s board of directors authorized a share repurchase program of up to $200 million of the Company’s Class A common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements.
During the year ended December 31, 2024, the Company repurchased approximately 23.2 million shares in the open market and in privately negotiated transactions for $119.5 million under the 2024 Share Repurchase Program, for an average price of $5.16, respectively. The total price of the shares repurchased and the related transaction costs and excise taxes of $1.2 million during the year ended December 31, 2024 are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2025, the Company repurchased approximately 19.2 million shares in the open market and in privately negotiated transactions for $80.5 million under the 2024 Share Repurchase Program, for an average price of $4.20, respectively. The total price of the shares repurchased and the related transaction costs and excise taxes of $1.1 million during the year ended December 31, 2025 are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Consolidated Balance Sheets. Repurchases under the 2024 Share Repurchase Program were completed as of March 31, 2025.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

On February 25, 2025, the Company’s Board of Directors authorized an additional share repurchase program of up to $300 million of the Company’s Class A common stock (the “February 2025 Share Repurchase Program”). Under the February 2025 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements. The February 2025 Share Repurchase Program had no set expiration date.
During the year ended December 31, 2025, the Company repurchased approximately 63.9 million shares under the February 2025 Share Repurchase Program for $300.0 million, at an average price of $4.69 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $3.8 million during the year ended December 31, 2025, respectively, are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Consolidated Balance Sheet. Repurchases under the February 2025 Share Repurchase Program were completed during the fourth quarter of 2025.
On December 4, 2025, the Company’s Board of Directors authorized an additional share repurchase program of up to $100 million of the Company’s Class A common stock (the “December 2025 Share Repurchase Program”). Under the December 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The December 2025 Share Repurchase Program has no set expiration date.
During the year ended December 31, 2025, the Company repurchased approximately 1.7 million shares under the December 2025 Share Repurchase Program for $8.5 million, at an average price of $4.89 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $0.1 million during the year ended December 31, 2025, respectively, are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Consolidated Balance Sheet. As of December 31, 2025, $91.5 million remained available for future share repurchases under the December 2025 Share Repurchase Program.
13.    Restructuring
During the second quarter of 2023, the Company approved a restructuring plan (the “Restructuring Plan”) intended to reduce operating expenses and improve profitability by reducing the Company’s workforce. The net restructuring charges incurred in connection with the Restructuring Plan was approximately $8.7 million, which was completed as of December 31, 2023.
The Company recorded $8.7 million in restructuring charges during the year ended December 31, 2023, which consisted of $14.6 million primarily related to one-time severance and benefit payments, as well as a net reduction of stock-based compensation of $2.9 million related to the vesting of certain equity awards and the forfeiture of certain equity awards which were accounted for as it occurred. Additionally, the Company reduced previously accrued bonuses for impacted employees of $2.9 million due to the terms of the Restructuring Plan. These costs were included in Compensation and benefits in the Consolidated Statement of Operations and Comprehensive (Loss) Income.
As the Restructuring Plan was completed in 2023 and no further costs are expected, there were no material restructuring charges or related liabilities remaining as of December 31, 2025 or 2024.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

14.    Net (Loss) Income Per Share Attributable to Common Stockholders
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
The Company calculated basic and diluted net (loss) income per share attributable to common stockholders as follows:

	Year Ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net (loss) income attributable to common stockholders, basic	$(12,925)	$(1,000)	$24,938	$2,349	$(199,108)	$(23,854)
Net (loss) income attributable to common stockholders, diluted	$(12,925)	$(1,000)	$24,808	$2,479	$(199,108)	$(23,854)
Denominator
Weighted-average shares used in computing basic Net (loss) income per share attributable to common stockholders	428,988	33,180	467,071	43,993	475,564	56,976
Effect of dilutive potential shares of common stock	—	—	4,646	3,135	—	—
Weighted-average shares used in computing diluted Net (loss) income per share attributable to common stockholders	428,988	33,180	471,717	47,128	475,564	56,976

Net (loss) income per share attributable to common stockholders, basic	$(0.03)	$(0.03)	$0.05	$0.05	$(0.42)	$(0.42)
Net (loss) income per share attributable to common stockholders, diluted	$(0.03)	$(0.03)	$0.05	$0.05	$(0.42)	$(0.42)
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share during the years ended December 31, 2025 and 2023 because including them would have had an anti-dilutive effect as the Company was in a loss position during those periods:

	Year Ended December 31,
	2025		2023
	Class A	Class B	Class A	Class B
Warrants to purchase Class B common stock	—	—	—	1,900
Stock options, restricted stock, and employee stock purchase plan	33,437	3,846	46,236	28,864
Total	33,437	3,846	46,236	30,764
Potentially dilutive securities that were excluded from the computation of diluted net income per share during the year ended December 31, 2024 because including them would have had an anti-dilutive effect were as follows:

	Year Ended December 31, 2024
	Class A	Class B
Stock options outstanding, including early exercise of options	8,136	13,880
Unvested RSUs outstanding	21,111	259
Total	29,247	14,139
15.    Income Taxes
The components of (loss) income before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$(13,386)	$28,872	$(231,790)
Foreign	57	(792)	1,215
(Loss) income before income tax expense (benefit)	$(13,329)	$28,080	$(230,575)

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit):
US federal	$—	$—	$—
US state and local	15	126	83
Foreign	853	569	(139)
Total current tax expense (benefit)	868	695	(56)
Deferred tax (benefit) expense:
US federal	—	—	(6,347)
US state and local	—	—	(2,025)
Foreign	(272)	98	815
Total deferred tax (benefit) expense	(272)	98	(7,557)
Total Income tax expense (benefit)
US federal	—	—	(6,347)
US state and local	15	126	(1,942)
Foreign	581	667	676
Total Income tax expense (benefit)	$596	$793	$(7,613)
The Company adopted ASU 2023-09, “Improvements to Income Tax Disclosures” as of December 31, 2025 and the Company applied this guidance prospectively. Accordingly, the effective tax rate reconciliation for the year ended December 31, 2025 is presented in accordance with the new standard, while those for the years ended December 31, 2024 and 2023 are presented under the previous guidance and have not been retrospectively adjusted.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The reconciliation of the U.S. federal statutory rate to the Company's effective income tax rate for the year ended December 31, 2025 under ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
US Federal Statutory Tax Rate	$(2,800)	21.0%
Domestic Federal:
Tax Credits
Research and development tax credits (1)	(2,410)	18.1%
Nontaxable or deductible Items
Executive compensation	6,968	(52.3)%
Share-based payment awards	3,309	(24.8)%
Non-deductible compensation	619	(4.6)%
Non-deductible M&A	355	(2.7)%
Other	129	(1.0)%
Change in Valuation Allowance	(6,158)	46.2%
Domestic State and Local Income Taxes, Net of Federal Income Tax Effect (2)	15	(0.1)%
Foreign Tax Effects:
United Kingdom
Shared-based payment awards	230	(1.7)%
Other	64	(0.5)%
Canada
Non-deductible compensation	508	(3.8)%
Research and development tax credits (1)	(494)	3.7%
Other	132	(1.0)%
Other Jurisdictions
Other	129	(1.0)%
Effective Tax Rate	$596	(4.5)%

(1) Presented net of related unrecognized tax benefits in the current year. Also includes immaterial changes in unrecognized tax benefits related to prior year tax positions.
(2) The tax effects attributable to state taxes in Oregon and Texas for the year ended December 31, 2025 represent the majority (greater than 50%) of the total in this category.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The reconciliation of the Company's effective tax rate to the statutory federal rate for the years ended December 31, 2024 and 2023 under the previous guidance is as follows:

	Year Ended December 31,
	2024	2023
Taxes at federal statutory rate	21.0%	21.0%
State taxes, net of federal effect	5.9%	6.5%
Share-based compensation	14.0%	(3.1)%
Executive compensation	(77.2)%	(11.0)%
Research and development credits	(32.5)%	17.0%
Change in uncertain tax positions	8.1%	(4.2)%
Mergers and acquisitions	1.7%	3.5%
Nondeductible compensation	33.3%	(7.4)%
Other	1.6%	(1.6)%
Change in valuation allowance	26.9%	(17.4)%
Effective tax rate	2.8%	3.3%
Income taxes paid by jurisdiction for the year ended December 31, 2025 are summarized as follows:

December 31, 2025
US Federal	$—
US State and Local	78
Foreign
United Kingdom	405
Canada	54
Poland	31
Other	27
Total Foreign	517
Total	$595

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Deferred tax assets and liabilities consist of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Federal and state net operating losses	$53,398	$46,108
Research and development credits	40,008	34,556
Research and development capitalization expenditures	23,643	40,453
Accruals and other	11,721	10,675
Share-based compensation	5,137	8,087
Lease liability	1,478	1,277
Property and equipment	1,092	940
Deferred revenue	635	1,174
Reserve for contract contingencies and processing errors	—	465
Total deferred tax assets	137,112	143,735
Less valuation allowance	(129,569)	(135,697)
Total deferred tax assets, net of valuation allowance	7,543	8,038
Deferred tax liabilities:
Intangibles	(8,845)	(7,061)
Right-of-use asset	(1,159)	(581)
Total deferred tax liabilities	(10,004)	(7,642)
Net deferred tax (liabilities) assets	$(2,461)	$396
In accordance with ASC 740 and based on all available evidence on a jurisdictional basis, the Company believes that it is more likely than not that its U.S. deferred tax assets will not be utilized and has recorded a full valuation allowance against its net deferred tax assets in the U.S. jurisdiction. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses and expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. If it is not more likely than not that the Company expects to recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The available negative evidence at December 31, 2025 and 2024 included historical and projected future operating losses. As a result, the Company concluded that a decrease of $6.1 million and an increase of $7.5 million was required to reflect the change in its deferred tax assets prior to valuation allowance during 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company considered it more likely than not that substantially all of its deferred tax assets would not be realized.
As of December 31, 2025, the Company had net operating loss carryforwards of approximately $205.2 million and $172.9 million for federal and state tax purposes, respectively. Of the Company's federal net operating loss carryforwards as of December 31, 2025, $180.3 million can be carried forward indefinitely but are limited to 80% of taxable income. If not utilized, the federal and state net operating carryforwards will begin to expire in 2035 and 2025, respectively.
In addition, the Company had research and development tax credit carryforwards of approximately $39.7 million for federal income tax purposes and $16.9 million for California state tax purposes. If not utilized, the federal research and development tax credit carryforwards will begin to expire in 2031. The California state research credit can be carried forward indefinitely.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company's ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company has experienced an ownership change. As of December 31, 2025, the Company has concluded that it has experienced ownership changes since inception and that its utilization of net operating loss carryforwards and other tax attributes will be subject to annual limitations.
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
In July 2025, Congress passed and the President signed into law H.R. 1, the One Big Beautiful Bill Act (the "Tax Act"), which addresses certain business tax provisions enacted as a part of the 2017 Tax Cuts and Jobs Act including restoration of 100% bonus depreciation under Section 168(k) and Section 174 expensing for US-based research. Accounting Standards Codification Topic 740, Income Taxes, (“Topic 740”) requires the tax impacts to be included in the reporting period that includes the date the Tax Act was signed into law. As the Tax Act was enacted in the third quarter of fiscal year 2025, the Company reflected the impacts of the Tax Act in its income tax expense beginning in the third quarter of fiscal year 2025. Due to the Company's full valuation allowance on its deferred tax assets, these tax law changes did not have a significant effect on the Company's financial position or results of operations.
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
A reconciliation of the total amounts of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$12,199	$9,800	$—
Additions based on uncertain tax positions related to the current period	6,515	2,399	3,238
Additions based on uncertain tax positions related to the prior periods	106	—	6,562
Ending balance	$18,820	$12,199	$9,800
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s tax provision for income tax expenses. During the year ended December 31, 2025, the Company accrued $0.3 million of interest and penalties related to unrecognized tax benefits.
As of December 31, 2025, the Company had gross unrecognized tax benefits of $18.8 million. If recognized, $4.6 million of unrecognized tax benefits would affect the Company's effective tax rate. The remaining $14.2 million would not impact the effective tax rate due to the offsetting effect of the Company's valuation allowance.
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

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

As of December 31, 2025, short-term investments were $62.5 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of this total balance, except for U.S. Treasury securities, which amounted to $56.1 million, or 90%, of the short-term investments. As of December 31, 2025, all debt securities within the Company's portfolio were investment grade.
As of December 31, 2024, short-term investments were $179.4 million, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. Treasuries, which amounted to $168.9 million, or 94% of the short-term investments. As of December 31, 2024, all debt securities within the Company's portfolio were investment grade.
A significant portion of the Company's payment transactions is settled through one Issuing Bank, Sutton Bank. For the years ended December 31, 2025, 2024 and 2023, 64%, 70% and 76% of Total Processing Volume was settled through Sutton Bank, respectively.
A significant portion of the Company's revenue and accounts receivable is derived from a single customer. The following provides net revenue as a percentage of total net revenue and customers' receivables as a percentage of total customers receivables for our significant customers:

	Percent of Net Revenue for the Year Ended December 31,
	2025	2024	2023
Customer A	45%	47%	68%

	Percent of Customers' Receivables as of December 31,
	2025	2024
Customer A	*	10%
Customer B	12%	*
Customer C	*	13%
Customer D	12%	*
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
The CODM assesses performance and decides how to allocate resources based on consolidated net (loss) income as the measure of profit and loss and consolidated total assets. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses net (loss) income in the annual budgeting process and subsequent monitoring of budget versus actual results, as well as in assessing the return on consolidated total assets.

Marqeta, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Per Share Amounts, Ratios, or as Noted)

The following is the information used by the CODM in assessing segment performance:

	Year Ended December 31,
	2025	2024	2023
Net revenue	$624,884	$506,995	$676,171
Cost of revenue	187,612	155,146	346,657
Gross profit	437,272	351,849	329,514
Significant expenses:
Employee compensation and benefits	235,631	261,033	318,856
Share based compensation	104,788	136,562	127,525
Professional services	21,879	20,057	21,679
Technology	65,005	60,059	55,612
Occupancy and equipment	3,766	5,995	4,361
Depreciation and amortization	27,163	17,460	10,741
Marketing and advertising	5,073	2,986	2,566
Other operating expenses	20,397	16,780	17,975
Executive Chairman Long-Term Performance Award	—	(144,617)	53,214
Interest income	33,216	53,411	52,613
Other expense	(115)	(865)	(173)
Income tax expense (benefit)	596	793	(7,613)
Segment and consolidated net (loss) income(1)	$(13,925)	$27,287	$(222,962)
(1) The Company operates as a single reportable segment that is managed on a consolidated basis, therefore the Company’s segment net (loss) income is the same as the Company’s consolidated net (loss) income.
For the years ended December 31, 2025, 2024, and 2023, net revenue outside of the United States, based on the billing address of the customer, was 14%, 10%, and 5%, respectively.
As of December 31, 2025 and 2024, tangible long-lived assets located outside of the United States were not material and not used by the CODM in assessing and evaluating financial performance and allocating resources.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our management has concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
As disclosed in Note 4 “Business Combinations”, to the consolidated financial statements, we acquired TransactPay during the year ended December 31, 2025. Pursuant to SEC rules, companies are permitted to exclude acquisitions from their assessment of the effectiveness of internal control over financial reporting for the fiscal year in which the acquisition occurs. Accordingly, management excluded TransactPay from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. TransactPay’s total assets, principally consisted of restricted cash associated with card and electronic money wallet programs (fully offset by corresponding liabilities to customers), represented approximately 21% of our consolidated total assets as of December 31, 2025. TransactPay’s revenue represented approximately 1% of our consolidated net revenues for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
In connection with our acquisition of TransactPay, we are reviewing its internal controls and are implementing changes as deemed necessary. Except for the changes in internal controls related to TransactPay, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information
(b) On November 20, 2025, Elaine Paul, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 37,330 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 30, 2026, or earlier if all transactions under the trading arrangement are completed, but in no case earlier than one year, or later than two years, from November 20, 2025.
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

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2025.

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
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-256154	3.2	May 24, 2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-256154	3.4	May 24, 2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-256154	4.1	May 14, 2021
4.2	Amended and Restated Investors Rights Agreement, dated May 27, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-256154	4.2	May 14, 2021
4.3	Description of the Registrant’s Securities.	10-K	001-40465	4.8	March 11, 2022
10.1#	Form of Amended and Restated Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-K	001-40465	10.1	February 28, 2023
10.2#	Amended and Restated 2011 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-256154	10.2	May 14, 2021
10.3#	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1/A	333-256154	10.3	June 1, 2021
10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-256154	10.4	June 1, 2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1/A	333-256154	10.5	May 24, 2021
10.6#	Executive Severance Plan.	S-1/A	333-256154	10.6	May 24, 2021
10.7#	Amended Non-Employee Director Compensation Policy.	8-K	001-40465	10.1	July 19, 2024
10.8#	Form of Director Offer Letter.	S-1	333-256154	10.12	May 14, 2021
10.9#	Form of Employee Retention Letter.	10-Q	001-40465	10.4	May 7, 2025
10.10#	Offer Letters between the Registrant and Simon Khalaf dated May 25, 2022 and January 26, 2023.	10-K	001-40465	10.9	February 28, 2023
10.11#	Separation Agreement by and between Marqeta, Inc. and Simon Khalaf, dated March 1, 2025.	10-Q	001-40465	10.3	May 7, 2025
10.12#	Offer Letter between the Registrant and Michael (Mike) Milotich dated February 3, 2022.	10-K	001-40465	10.16	March 11, 2022
10.13#	Offer Letter between the Registrant and Michael (Mike) Milotich dated September 8, 2025.	10-Q	001-40465	10.2	November 5, 2025
10.14#	Offer Letters between the Registrant and Todd Pollak, dated November 4, 2022 and January 26, 2023.	10-Q	001-40465	10.3	May 7, 2024
10.15#	Offer Letter between the Registrant and Crystal Sumner, dated January 6, 2023.	10-Q	001-40465	10.4	May 7, 2024
10.16*#	Offer Letter between the Registrant and Patti Kangwankij, dated January 6, 2026.

10.17	Lease Agreement by and between the Registrant and MACH II 180 LLC, dated on or about March 1, 2016, as amended on November 8, 2017, March 14, 2019, and November 7, 2019.	10-K	001-40465	10.13	February 28, 2024
10.18	Fourth Amendment to Lease, by and between Marqeta, Inc. and 180 Grand, LLC, dated as of April 10, 2025.	10-Q	001-40465	10.1	August 6, 2025
10.19†	Master Services Agreement by and between the Registrant and Square, Inc., dated April 19, 2016, as amended on September 1, 2016, October 18, 2016, December 24, 2016, June 30, 2017, August 2, 2017, October 1, 2017, April 1, 2018, June 6, 2019, September 20, 2019, February 7, 2020, November 18, 2020, November 18, 2020, March 13, 2021, May 21, 2021, January 27, 2022, and March 1, 2023.	10-Q	001-40465	10.4	May 9, 2023
10.20*†	Amendment No. 27 to the Master Services Agreement by and between the Registrant and Block, Inc. dated January 22, 2026.
10.21†	Amendment No. 26 to the Master Services Agreement by and between the Registrant and Block, Inc. dated August 11, 2025 and effective as of June 30, 2025.	10-Q	001-40465	10.1	November 5, 2025
10.22†	Amendment No. 25 to the Master Services Agreement by and between the Registrant and Block, Inc. dated March 26, 2025.	10-Q	001-40465	10.1	May 7, 2025
10.23†	Amendment No. 24 to the Master Services Agreement by and between the Registrant and Block, Inc. dated February 28, 2025.	10-Q	001-40465	10.2	May 7, 2025
10.24†	Amendment No. 23 to the Master Services Agreement by and between the Registrant and Square, Inc. dated December 18, 2024.	10-K	001-40465	10.17	February 26, 2025
10.25†	Amendment No. 22 to the Master Services Agreement by and between the Registrant and Square, Inc. dated October 28, 2024.	10-K	001-40465	10.18	February 26, 2025
10.26†	Amendment No. 21 to the Master Services Agreement by and between the Registrant and Square, Inc. dated October 4, 2024.	10-K	001-40465	10.19	February 26, 2025
10.27†	Amendment to Amendment No. 19 to the Master Services Agreement by and between the Registrant and Square, Inc. dated May 10, 2024.	10-Q	001-40465	10.1	August 7, 2024
10.28†	Amendment No. 19 to the Master Services Agreement by and between the Registrant and Square, Inc. dated November 3, 2023.	10-K	001-40465	10.15	February 28, 2024
10.29	Amendment No. 18 to the Master Services Agreement by and between the Registrant and Square, Inc. dated September 26, 2023.	10-Q	001-40465	10.1	November 8, 2023
10.30†	Amendment No. 17 to the Master Services Agreement by and between the Registrant and Square Inc. dated August 4, 2023.	8-K/A	001-40465	10.1	August 11, 2023
10.31†	Amended and Restated Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated April 1, 2016, as amended on December 31, 2017, September 1, 2018, August 1, 2020, July 1, 2021, and January 23, 2023.	10-Q	001-40465	10.1	August 8, 2023
10.32*†	Tenth Amendment to the Amended and Restated Card Program Manager Agreement by and between the Registrant and Sutton Bank, effective as of January 15, 2026.
10.33*†	Ninth Amendment to the Amended and Restated Card Program Manager Agreement by and between the Registrant and Sutton Bank, effective as of January 15, 2026.
10.34	Eighth Amendment to the Amended and Restated Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated November 15, 2024.	10-K	001-40465	10.25	February 26, 2025
10.35	Seventh Amendment to the Amended and Restated Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated April 4, 2024.	10-Q	001-40465	10.1	May 7, 2024
10.36†	Addendum to the Amended and Restated Card Program Manager Agreement by and between the Registrant and Sutton Bank, dated January 19, 2024.	10-Q	001-40465	10.2	May 7, 2024
16.1	Letter from Ernst & Young LLP dated March 7, 2024.	8-K	001-40465	16.1	March 1, 2024
19.1	Insider Trading Policy.	10-K	001-40465	19.1	February 26, 2025
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K)
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-40465	97.1	February 28, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: February 24, 2026	By:	/s/ Michael (Mike) Milotich
	Name:	Michael (Mike) Milotich
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2026	By:	/s/ Patti Kangwankij
	Name:	Patti Kangwankij
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2026	By:	/s/ Sarah Barkema
	Name:	Sarah Barkema
	Title:	Chief Accounting Officer (Principal Accounting Officer)
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

Signature	Title	Date
/s/ Michael (Mike) Milotich	Chief Executive Officer	February 24, 2026
Michael (Mike) Milotich	(Principal Executive Officer)

/s/ Patti Kangwankij	Chief Financial Officer	February 24, 2026
Patti Kangwankij	(Principal Financial Officer)

/s/ Sarah Barkema	Chief Accounting Officer	February 24, 2026
Sarah Barkema	(Principal Accounting Officer)

/s/ Najuma Atkinson	Director	February 24, 2026
Najuma Atkinson

/s/ Alpesh Chokshi	Director	February 24, 2026
Alpesh Chokshi

/s/ Martha Cummings	Director	February 24, 2026
Martha Cummings

/s/ Jason Gardner	Director	February 24, 2026
Jason Gardner

/s/ R. Mark Graf	Director	February 24, 2026
R. Mark Graf

/s/ Judson Linville	Director	February 24, 2026
Judson Linville

/s/ Elaine Paul	Director	February 24, 2026
Elaine Paul

/s/ Kiran Prasad	Director	February 24, 2026
Kiran Prasad

/s/ Wendy Thomas	Director	February 24, 2026
Wendy Thomas