Form 10-Q
period 2026-03-31
Marqeta, Inc.
filed 2026-05-05
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 391,222,103 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 32,808,210 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described or incorporated by reference in the section titled “Risk Factors” in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), as may be updated from time to time by this Quarterly Report on Form 10-Q or other quarterly or periodic filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Marqeta”, the “Company”, the “Registrant,” “we”, “us”, “our”, or similar references are to Marqeta, Inc. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$674,790	$709,443
Restricted cash	280,398	307,593
Short-term investments	37,267	62,483
Accounts receivable, net	45,893	41,422
Network incentives receivable	79,869	61,059
Settlements receivable, net	32,455	18,037
Prepaid expenses and other current assets	37,746	35,278
Total current assets	1,188,418	1,235,315
Property and equipment, net	63,919	59,910
Operating lease right-of-use assets, net	7,506	8,275
Intangible assets, net	48,406	51,388
Goodwill	153,962	154,706
Other assets	14,502	15,439
Total assets	$1,476,713	$1,525,033
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$789	$1,847
Revenue share payable	260,144	224,526
Funds payable and amounts due to customers	280,298	306,891
Accrued expenses and other current liabilities	179,905	215,793
Total current liabilities	721,136	749,057
Operating lease liabilities, net of current portion	4,803	5,535
Other liabilities	8,492	8,484
Total liabilities	734,431	763,076
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 and 100,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value: 1,500,000 and 1,500,000 Class A shares authorized, 392,940 and 399,392 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. 600,000 and 600,000 Class B shares authorized, 32,808 and 32,864 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	43	43
Additional paid-in capital	1,546,548	1,572,238
Accumulated other comprehensive (loss) income	(310)	1,509
Accumulated deficit	(803,999)	(811,833)
Total stockholders’ equity	742,282	761,957
Total liabilities and stockholders’ equity	$1,476,713	$1,525,033
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$165,798	$139,073
Costs of revenue	48,206	40,394
Gross profit	117,592	98,679
Operating expenses:
Compensation and benefits	78,018	86,050
Technology	18,090	14,811
Depreciation and amortization	8,854	5,331
Professional services	4,631	5,695
Occupancy	1,179	917
Marketing and advertising	1,160	469
Other operating expenses	3,566	3,944
Total operating expenses	115,498	117,217
Income (loss) from operations	2,094	(18,538)
Other income, net	5,933	10,513
Income (loss) before income tax expense	8,027	(8,025)
Income tax expense	193	235
Net income (loss)	$7,834	$(8,260)
Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment	(1,646)	126
Net change in unrealized loss on short-term investments	(173)	(88)
Net other comprehensive (loss) income	(1,819)	38
Comprehensive income (loss)	$6,015	$(8,222)

Net income (loss) per share attributable to Class A and Class B common stockholders
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders
Basic	428,602	501,222
Diluted	433,571	501,222
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	432,256	$43	$1,572,238	$1,509	$(811,833)	$761,957
Repurchase and retirement of common stock, including excise tax	(9,408)	—	(39,575)	—	—	(39,575)
Share-based compensation	—	—	22,623	—	—	22,623
Issuance of common stock upon net settlement of restricted stock units	2,867	—	(8,789)	—	—	(8,789)
Issuance of common stock upon exercise of options	33	—	51	—	—	51
Change in accumulated other comprehensive income (loss)	—	—	—	(1,819)	—	(1,819)
Net income	—	—	—	—	7,834	7,834
Balance as of March 31, 2026	425,748	$43	$1,546,548	$(310)	$(803,999)	$742,282

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	504,296	$50	$1,883,190	$(314)	$(797,908)	$1,085,018
Repurchase and retirement of common stock, including excise tax	(26,225)	(2)	(112,314)	—	—	(112,316)
Share-based compensation	—	—	28,437	—	—	28,437
Issuance of common stock upon net settlement of restricted stock units	2,527	—	(7,101)	—	—	(7,101)
Issuance of common stock upon exercise of options	380	—	1,444	—	—	1,444
Change in accumulated other comprehensive loss	—	—	—	38	—	38
Net loss	—	—	—	—	(8,260)	(8,260)
Balance as of March 31, 2025	480,978	$48	$1,793,656	$(276)	$(806,168)	$987,260

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$7,834	$(8,260)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,854	5,331
Share-based compensation expense	20,017	25,915
Non-cash operating leases expense	769	535
Accretion of discount on short-term investments	(34)	(396)
Other	(671)	364
Changes in operating assets and liabilities:
Accounts receivable	(4,631)	1,312
Network incentives receivable	(18,810)	1,836
Settlements receivable	(14,418)	1,795
Prepaid expenses and other assets	(1,531)	(2,543)
Accounts payable	(1,058)	1,023
Revenue share payable	35,618	16,016
Accrued expenses and other liabilities	(34,115)	(31,837)
Operating lease liabilities	(1,191)	(1,104)
Net cash (used in) provided by operating activities	(3,367)	9,987
Cash flows from investing activities:
Maturities of short-term investments	25,134	22,186
Capitalization of internal-use software	(7,798)	(6,059)
Purchases of property and equipment	(1,279)	(1,266)
Net cash provided by investing activities	16,057	14,861
Cash flows from financing activities:
Repurchase of common stock	(39,207)	(111,310)
Change in funds payable and amounts due to customers	(26,593)	—
Taxes paid related to net share settlement of restricted stock units	(8,789)	(7,101)
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	51	1,444
Net cash used in financing activities	(74,538)	(116,967)
Net decrease in cash, cash equivalents, and restricted cash	(61,848)	(92,119)
Cash, cash equivalents, and restricted cash- Beginning of period	1,017,931	931,516
Cash, cash equivalents, and restricted cash - End of period	$956,083	$839,397
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$674,790	$830,897
Restricted cash	280,398	8,500
Restricted cash, included in Other assets	895	—
Total cash, cash equivalents, and restricted cash	$956,083	$839,397
Supplemental disclosures of non-cash investing and financing activities:
Contingent and holdback considerations, not yet paid	$5,026	$—
Repurchase of common stock, including excise tax, accrued and not yet paid	$3,874	$1,006
Share-based compensation capitalized to internal-use software	$2,606	$2,522
Purchase of property and equipment accrued and not yet paid	$87	$1,142
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 24, 2026. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.
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
Business Risks and Uncertainties
Prior to the quarter ended March 31, 2026, the Company incurred net losses in each quarter since its inception, with the exception of the quarter ended June 30, 2024, which was primarily due to the forfeiture of the Executive Chairman Long-Term Incentive Award. As of March 31, 2026, the Company had an accumulated deficit of $804.0 million. The Company believes that its cash and cash equivalents of $674.8 million and short-term investments of $37.3 million as of March 31, 2026 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.

2.    Summary of Significant Accounting Policies
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. The Company plans to adopt this pronouncement and make the necessary updates to its disclosures for the year ending December 31, 2027. While the Company is currently evaluating the operational and financial reporting implications of this standard, the Company does not currently expect the adoption of ASU 2024-03 to have a material impact on its financial statements or disclosures.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06 can be applied prospectively, retrospectively, or with a modified transition approach, and is effective for the Company for annual reporting as well as interim period reporting beginning in fiscal year 2028 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its condensed consolidated financial statements and related disclosures. The ASU changes the timing of when certain costs begin to be capitalized for internal-use software projects, while retaining the criteria for what costs be capitalized and when capitalization ceases. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements and disclosures.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended March 31,
	2026	2025
Platform services revenue, net	$156,225	$131,867
Other services revenue	9,573	7,206
Total net revenue	$165,798	$139,073

Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	March 31, 2026	December 31, 2025
Contract assets - current	Prepaid expenses and other current assets	$4,420	$4,021
Contract assets - non-current	Other assets	6,202	6,688
Total contract assets		$10,622	$10,709
Deferred revenue - current	Accrued expenses and other current liabilities	$8,698	$11,762
Deferred revenue - non-current	Other liabilities	2,813	2,640
Total deferred revenue		$11,511	$14,402
Net revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $4.1 million and $4.6 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of March 31, 2026, the aggregate transaction price allocated to our remaining performance obligations was $37.0 million. The Company expects to recognize approximately 71% within two years and the remaining 29% over the next three to five years.
4.    Business Combinations
TransactPay
The Company completed its acquisition of TransactPay on July 31, 2025. See Note 4, “Business Combinations,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding this acquisition. There have been no changes to the purchase price or the allocation of purchase price since December 31, 2025. The measurement period for the acquisition remains open as of March 31, 2026. No measurement period adjustments were recognized during the three months ended March 31, 2026.
Contingent Consideration
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the acquisition of TransactPay included two earn-out arrangements (the “Regulatory Improvement Earn-out” of $2.3 million and the “Digital Products Earn-out” of up to $3.4 million) payable upon satisfaction of specified post-closing performance conditions. The digital products relate to an emerging line of business that was not part of TransactPay’s core operations at the time of acquisition. The accruals for both earn-outs are included as part of accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

As of December 31, 2025, the Company had accrued approximately $2.3 million for the Regulatory Improvement Earn-out and approximately $1.3 million for the Digital Products Earn-out based on the facts available at that time. The Regulatory Improvement Earn-out liability remained unchanged at approximately $2.3 million as of March 31, 2026.

During the three months ended March 31, 2026, the Company remeasured the Digital Products Earn-out liability based on updated gross profit information, reducing the accrual by $0.9 million. This reduction was recognized as a gain in Other income, net in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The revised total earn-out of approximately $2.7 million, which comprises $2.3 million related to the Regulatory Improvement Earn-out and $0.4 million related to Digital Products Earn-out, was paid in April 2026.

5.    Goodwill and Intangible Assets, net
Goodwill
Goodwill consisted of the following:

Balance as of December 31, 2025	$154,706
Foreign currency adjustment	(744)
Balance as of March 31, 2026	$153,962
Intangible Assets, net
The following table presents the Intangible assets resulting from the Company’s business combinations as of the dates presented:

	March 31, 2026	December 31, 2025
Finite-lived intangible assets:
Developed technology	$41,000	$41,000
Customer relationships (1)	6,890	7,059
Total finite-lived intangible assets, gross	47,890	48,059
Accumulated amortization	(20,844)	(18,554)
Total finite-lived Intangible assets, net	27,046	29,505
Indefinite-lived intangible assets:
EMI licenses (1)	21,360	21,883
Total intangible assets, net	$48,406	$51,388
(1) The customer relationships and EMI licenses acquired in the TransactPay acquisition are denominated in euros. The changes in the carrying amounts reported for these assets since the acquisition date as of March 31, 2026 and December 31, 2025 are attributable to fluctuations in foreign currency exchange rates.
The amortization period for developed technology and customer relationships intangible assets is 7 years and 2 years, respectively. Amortization expense for intangible assets was $2.3 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.
6.    Short-term Investments

The amortized cost, unrealized gain, and estimated fair value of the Company's short-term investments consisted of the following:

	March 31, 2026
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$31,988	$33	$32,021
Asset-backed securities	5,231	15	5,246
Total short-term investments	$37,219	$48	$37,267

	December 31, 2025
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Short-term investments
U.S. treasury securities	$55,955	$132	$56,087
Asset-backed securities	6,364	32	6,396
Total short-term investments	$62,319	$164	$62,483
The Company did not have any short-term investments in unrealized loss positions as of March 31, 2026 and December 31, 2025. Generally, the Company does not intend to sell short-term investments that have unrealized losses, and does not anticipate that it is more likely than not that it will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.
There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income (loss) for both the three months ended March 31, 2026 and 2025. The Company determined there were no material credit or non-credit related impairments as of March 31, 2026 and December 31, 2025.
The following table summarizes the stated maturities of the Company’s short-term investments:

	March 31, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$33,897	$33,937	$55,955	$56,087
Due after one year through five years	3,322	3,330	6,364	6,396
Total	$37,219	$37,267	$62,319	$62,483

7.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
U.S. treasury bills	$223,769	$—	$—	$223,769
Money market funds	99,159	—	—	99,159
Commercial paper	—	46,145	—	46,145
Certificates of deposit	—	33,302	—	33,302
Corporate debt securities	—	8,612	—	8,612
Short-term investments
U.S. treasury securities	32,021	—	—	32,021
Asset-backed securities	—	5,246	—	5,246
Restricted cash
Money market funds	48,340	—	—	48,340
Total assets measured at fair value	$403,289	$93,305	$—	$496,594

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
U.S. treasury bills	$292,381	$—	$—	$292,381
Money market funds	96,042	—	—	96,042
Commercial paper	—	41,450	—	41,450
Certificates of deposit	—	35,213	—	35,213
Corporate debt securities	—	16,059	—	16,059
Short-term investments
U.S. treasury securities	56,087	—	—	56,087
Asset-backed securities	—	6,396	—	6,396
Restricted cash
Money market funds	45,786	—	—	45,786
Total assets measured at fair value	$490,296	$99,118	$—	$589,414
The Company classifies money market funds, U.S. treasury bills, commercial paper, certificates of deposit, U.S. treasury securities, asset-backed securities, and corporate debt securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2026, or the year ended December 31, 2025.

8.    Certain Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Internally developed and purchased software	$96,161	$86,435
Computer equipment	9,362	9,678
Leasehold improvements	5,846	9,666
Furniture and fixtures	1,321	2,442
Total property and equipment, gross	112,690	108,221
Accumulated depreciation and amortization	(48,771)	(48,311)
Property and equipment, net	$63,919	$59,910
Depreciation and amortization expense related to property and equipment was $6.5 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively.
The Company capitalized $10.7 million and $8.6 million as internal-use software development costs during the three months ended March 31, 2026, and 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued costs of revenue	$106,597	$103,882
Accrued compensation and benefits	18,312	47,702
Deferred revenue	8,698	11,762
Accrued tax liabilities	8,731	8,966
Due to Issuing Banks	7,721	7,721
Contingent consideration liability (see Note 4)	2,729	3,677
Operating lease liabilities, current portion	2,563	3,022
Holdback consideration liability	2,297	2,353
Accrued professional services	1,550	2,308
Other accrued liabilities	20,707	24,400
Accrued expenses and other current liabilities	$179,905	$215,793
9.    Commitments and Contingencies
Letter of Credit and Restricted Cash
In connection with the Oakland lease, the Company is required to provide the landlord a $0.9 million letter of credit. The Company has secured this letter of credit by depositing $0.9 million with the issuing financial institution. This amount is classified as restricted cash and recorded in other assets on the Condensed Consolidated Balance Sheets.
As of March 31, 2026, the balance of restricted cash associated with these customer funds was $280.3 million, of which $48.3 million is invested in money market funds.
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
On December 10, 2024, a second putative securities class action lawsuit, captioned Ford v. Marqeta, Inc., et al., Case No. 24-cv-08892 (N.D. Cal.), was filed in the same Court against the same Defendants alleging violations of the same federal securities laws. The second lawsuit asserted similar theories of liability as the first lawsuit but alleges a broader putative class period of between May 7, 2024 and November 4, 2024 and some additional and/or different allegations on which the claims are based. Both lawsuits (collectively, the “Securities Actions”) seek to recover damages on behalf of shareholders who acquired shares of the Company’s common stock during their respective putative class periods. The Securities Actions have been consolidated into one consolidated securities litigation captioned In re Marqeta, Inc. Securities Litigation, Case No. 24-08874-YGR (N.D. Cal) and the Court has appointed a lead plaintiff and lead plaintiff’s counsel in the matter. On April 10, 2025, the lead plaintiff filed a consolidated amended complaint, which alleges a putative class period of between February 28, 2024 and November 4, 2024. The Company and the other Defendants filed a motion to dismiss the consolidated amended complaint on May 15, 2025.
On November 3, 2025, a settlement was reached, in principle, with the lead plaintiff’s counsel to resolve the Securities Actions for payments totaling $13.0 million, subject to further documentation and judicial approvals. The Company’s Directors & Officers insurance policy includes a $5.0 million self-insured retention that applies to covered losses related to the Securities Actions, including legal defense fees and settlement payments. If finalized, the settlement will be funded by insurance less the self-insured retention.
As of March 31, 2026 and December 31, 2025, the Company had $13.0 million settlement liability in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The corresponding insurance recovery receivable was $9.4 million and $9.3 million as of March 31, 2026 and December 31, 2025, respectively, and is recorded in prepaid expenses and other current assets. The receivable reflects the portion of settlement expected to be covered by insurance, determined by applying legal fees incurred through March 31, 2026 toward the self-insured retention. As additional legal fees are incurred beyond this date, they will further reduce the remaining self-insured retention, resulting in a corresponding increase to the receivable balance.
On February 4, 2025, a putative shareholder derivative lawsuit, captioned Smith v. Khalaf, et al., Case No. 25-cv-01174 (N.D. Cal.), was filed in the same Court against certain of the Company’s current and former officer and its Board of Directors (as then constituted), and names the Company as a nominal defendant. This lawsuit asserts claims for breach of fiduciary duties and violations of federal securities laws, among other claims, between the time period of May 7, 2024 and November 4, 2024 under similar theories as the Securities Actions. Two other substantially similar putative shareholder derivative lawsuits, captioned Ojserkis v. Khalaf, et al., Case No. 25-cv-01883 (N.D. Cal.) and Preciado v. Khalaf, et al., Case No. 3:25-cv-02100 (N.D. Cal.), were filed on February 21, 2025 and February 27, 2025, respectively. All three putative shareholder derivative suits have been consolidated into one lawsuit captioned In re Marqeta, Inc.

Derivative Litigation, Case No. 4:25-cv-01174-YGR (N.D. Cal). The consolidated derivative action is currently stayed pending developments in the consolidated Securities Actions.
Settlement of Payment Transactions
Pre-funding amounts deposited by program management customers into accounts maintained at Issuing Banks may only be used to settle customers’ payment transactions, and are not subject to the same safeguarding regulations as TransactPay’s customer funds, and as such, are not considered assets of the Company. Accordingly, the funds held in customers’ accounts at Issuing Banks are not reflected on the Company’s Condensed Consolidated Balance Sheets. If a customer does not have sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the customer. The Company did not incur losses of this nature during the three months ended March 31, 2026 and 2025, respectively.
Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, Card Networks, Issuing Banks, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. With respect to Issuing Banks, the Company has received requests for indemnification from time to time and may indemnify an Issuing Bank for losses such Issuing Bank may incur for non-compliance with applicable laws and regulations, if those losses resulted from the Company’s failure to perform under its program agreement. No significant claims have been incurred during the three months ended March 31, 2026 and 2025.
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of March 31, 2026 and December 31, 2025, no demands have been made upon the Company to provide indemnification under such agreements, and the Company is not aware of any claims that could have a material effect on its Condensed Consolidated Financial Statements.
The Company also includes service level commitments to its customers, warranting certain levels of performance and permitting these customers to receive credits in the event the Company fails to meet the levels outlined in their respective agreements. No material credits were issued during the three months ended March 31, 2026 and 2025.
10.    Stock Incentive Plans
The following table presents the share-based compensation expense by award type recognized within the following line items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Balance Sheet in the periods presented:

	Three Months Ended March 31,
	2026	2025
Restricted stock units	$19,227	$23,536
Stock options	896	2,274
Performance restricted stock units	(296)	(81)
Employee Stock Purchase Plan	190	186
Share-based compensation recorded within Compensation and benefits	20,017	25,915
Property and equipment (capitalized internal-use software)	2,606	2,522
Total share-based compensation expense	$22,623	$28,437

Restricted Stock Units and Performance Share Units
A summary of the Company's restricted stock units (RSUs) and performance-based restricted stock units (PSUs) activity under the Plans was as follows:

	Number of Units	Weighted- average grant date fair value per share
Balance as of December 31, 2025	29,086	$4.88
Granted	20,944	$3.98
Vested	(5,106)	$4.94
Forfeited	(3,979)	$4.47
Balance as of March 31, 2026	40,945	$4.45
As of March 31, 2026, unrecognized compensation expense related to unvested RSUs and PSUs was $166.6 million. These costs are expected to be recognized over a weighted-average period of 2.2 years.
Stock Options
A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted - Average remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2025	8,197	$6.86	5.73	$7,321
Granted	—	—
Exercised	(33)	1.52
Forfeited	—	—
Balance as of March 31, 2026	8,164	$6.88	5.48	$4,989
Exercisable as of March 31, 2026 (2)	7,751	$6.96	5.40	$4,987
Vested as of March 31, 2026	7,751	$6.96	5.40	$4,987
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
(2) The 2011 Plan allows for early exercise of stock options. Accordingly, options granted under this plan are included as exercisable stock options regardless of vesting status.
As of March 31, 2026, aggregate unrecognized compensation expense related to unvested outstanding stock options was $1.4 million. These costs are expected to be recognized over a weighted-average period of 0.8 years.
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

During the three months ended March 31, 2025, the Company repurchased approximately 19.2 million shares under the 2024 Share Repurchase Program for a total cost of $80.5 million, at an average price of $4.20 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $1.1 million during the three months ended March 31, 2025 are reflected as a reduction to common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. Repurchases under the 2024 Share Repurchase Program were completed as of March 31, 2025.
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
During the three months ended March 31, 2025, the Company repurchased approximately 7.1 million shares under the February 2025 Share Repurchase Program for $30.3 million, at an average price of $4.28 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $0.5 million during the three months ended March 31, 2025 are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. Repurchases under the February 2025 Share Repurchase Program were completed during the fourth quarter of 2025.
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
During the three months ended March 31, 2026, the Company repurchased approximately 9.4 million shares under the December 2025 Share Repurchase Program for $39.1 million, at an average price of $4.16 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $0.5 million during the three months ended March 31, 2026 are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. As of March 31, 2026, $52.4 million remained available for future share repurchases under the December 2025 Share Repurchase Program.
12.    Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, adjusted for the dilutive effect of all potential shares of common stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items are anti-dilutive.

The Company calculated basic and diluted net income (loss) per share attributable to common stockholders as follows:

	Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to common stockholders, basic	$7,233	$601	$(7,711)	$(549)
Net income (loss) attributable to common stockholders, diluted	$7,218	$616	$(7,711)	$(549)
Denominator
Weighted-average shares used in computing basic net income (loss) share attributable to common stockholders	395,739	32,863	467,927	33,295
Effect of dilutive potential shares of common stock	3,713	1,256	—	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	399,452	34,119	467,927	33,295

Net income (loss) per share attributable to common stockholders, basic	$0.02	$0.02	$(0.02)	$(0.02)
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$0.02	$(0.02)	$(0.02)
As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting income or loss per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
The following potentially dilutive securities were excluded from the computation of diluted net loss per share during the three months ended March 31, 2025 because including them would have had an anti-dilutive effect as the Company was in a loss position during the period:

	Three Months Ended March 31, 2025
	Class A	Class B
Warrants to purchase Class B common stock	—	1,900
Stock options, restricted stock, and employee stock purchase plan	48,609	5,169
Total	48,609	7,069
Potentially dilutive securities that were excluded from the computation of diluted net income per share during the three months ended March 31, 2026 because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended March 31, 2026
	Class A	Class B
Stock options, restricted stock, and employee stock purchase plan	14,217	1,891
13.    Income Tax
The Company recorded income tax expense of $0.2 million for each of the three month periods ended March 31, 2026 and 2025, which was primarily attributable to income tax expense in profitable foreign jurisdictions for both respective periods.
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
As of March 31, 2026 and December 31, 2025, short-term investments were $37.3 million and $62.5 million, respectively, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. treasury securities, which amounted to $32.0 million, or 86%, at March 31, 2026 and $56.1 million, or 90%, at December 31, 2025, respectively.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended March 31, 2026 and 2025, 61% and 67%, respectively, of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank.
The Company derives a significant portion of its revenue from one customer. This customer accounted for 42% and 45% of net revenue for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, two separate customers accounted for 19% and 13% of the Company’s accounts receivable balance. As of December 31, 2025, two separate customers accounted for 12% and 12% of the Company’s accounts receivable balance.
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

The following is the information used by the CODM in assessing segment performance:

	Three Months Ended March 31,
	2026	2025
Net revenue	$165,798	$139,073
Cost of revenue	48,206	40,394
Gross profit	117,592	98,679
Significant expenses:
Employee compensation and benefits	58,001	60,135
Share based compensation	20,017	25,915
Technology	18,090	14,811
Depreciation and amortization	8,854	5,331
Professional services	4,631	5,695
Occupancy	1,179	917
Marketing and advertising	1,160	469
Other operating expenses	3,566	3,944
Income (loss) from operations	2,094	(18,538)
Interest income	5,363	10,487
Other income	570	26
Income tax expense	193	235
Segment and consolidated net income (loss)(1)	$7,834	$(8,260)
(1) The Company operates as a single reportable segment that is managed on a consolidated basis, therefore the Company’s segment net income (loss) is the same as the Company’s consolidated net income (loss).
Net revenue outside of the United States, based on the billing address of the customer, was 17% and 11%, for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026 and December 31, 2025, tangible long lived assets outside of the US were not material and not used by the CODM in assessing and evaluating financial performance and allocating resources.

16.    Subsequent Events
On April 10, 2026, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission in connection with its 2026 Annual Meeting of Stockholders scheduled for June 10, 2026. Among the proposals to be considered by stockholders is a proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) effect a 1-for-4 reverse stock split of the Company’s Class A common stock, Class B common stock, and preferred stock and (ii) make a proportional reduction in the number of authorized shares of each class. If approved by stockholders, the Company’s Chief Executive Officer and Chief Financial Officer, in consultation with the Board of Directors, will have sole discretion to determine whether and when to implement the reverse stock split and authorized shares reduction, if at all, provided any such action occurs within one year of stockholder approval. The Company can provide no assurance that the reverse stock split will be implemented or that it will achieve any of the intended benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2025 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward Looking Statements”, our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth or incorporated by reference under the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2025 Annual Report.
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
•Value Added Services: Marqeta provides value added services that offer a more seamless experience for our customers, which include tokenization, real-time decisioning and fraud management, digital banking, and other customer experience services.

Impact of Macroeconomic Factors
We are unable to predict the impact macroeconomic factors, including various geopolitical conflicts, uncertainty related to global elections, changes in inflation and interest rates, and uncertainty in global regulatory and economic conditions, including as a result of uncertainty in global trade from potential tariffs and counter tariffs, will have on our processing volumes, and on our future results of operations. A deterioration in macroeconomic conditions could increase the risk of lower consumer spending, including discretionary spending, consumer and merchant bankruptcy, insolvency, business failure, higher credit losses, foreign currency fluctuations, or other business interruption, which may adversely impact our business. We continue to monitor these situations and may take actions that alter our operations and business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our customers, vendors, and employees. See the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2025 Annual Report for further discussion or incorporation by reference of the possible impact of these macroeconomic factors on our business.

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

	Three Months Ended March 31,
(dollars in thousands unless otherwise noted)	2026	2025
Total Processing Volume (TPV) (in millions)	$112,360	$84,472

Net revenue	$165,798	$139,073
Gross profit	$117,592	$98,679
Gross margin	71%	71%
Net income (loss)	$7,834	$(8,260)
Net income (loss) margin	5%	(6)%
Total operating expenses	$115,498	$117,217

Non-GAAP Measures:
Adjusted EBITDA	$33,338	$20,081
Adjusted EBITDA margin	20%	14%
Adjusted operating expenses	$84,254	$78,598
Total Processing Volume (“TPV”) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as Net income (loss) adjusted, as applicable, to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; restructuring and other one-time costs; acquisition related expenses which consist of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions and cash and non-cash postcombination compensation expenses; non-recurring litigation expense; income tax expense (benefit); and other income, net, which consists primarily of interest income from our short-term investments and cash deposits, impairment of financial instruments and realized foreign currency gains and losses. We believe that Adjusted EBITDA is an important measure of operating performance because it allows management and our Board of Directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into our calculation of our annual employee bonus plans and performance-based restricted stock units. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of Net income (loss) to Adjusted EBITDA.
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
Adjusted Operating Expenses - Adjusted operating expenses is a non-GAAP financial measure that is calculated as Total operating expenses adjusted, as applicable, to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; restructuring and other one-time costs; non-recurring litigation expense; and acquisition-related expenses which consists of due diligence costs, transaction cost and integration costs related to potential or successful acquisitions, and cash and non-cash postcombination compensation expenses. We believe that adjusted operating expenses is an important measure of operating performance because it allows management and our

Board of Directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, a change in presentation, and a reconciliation of total operating expenses to adjusted operating expenses.
Components of Results of Operations
Net Revenue
We have two components of net revenue: platform services revenue, net and other services revenue.
Platform services revenue, net. Platform services revenue includes Interchange Fees, net of Revenue Share and other service-level payments to customers, and Card Network and Issuing Bank costs for certain customer arrangements where the Company is an agent in the delivery of services to the customer. Platform services revenue also includes processing and other fees, including value added services. “Interchange Fees” are transaction-based and volume-based fees set by a Card Network and paid by a merchant bank to the Issuing Bank that issued the payment card used to purchase goods or services from a merchant. We earn Interchange Fees on card transactions we process for our customers and the fees are based on a percentage of the transaction amount plus a fixed amount per transaction. Interchange Fees are recognized when the associated transactions are settled.
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
We estimate and recognize network incentives based on the cumulative incentive rate we expect to earn over the annual measurement period. We estimate the cumulative incentive rates based on our forecasts for the annual measurement periods, which incorporates both historical experience and our expectations of future events, in addition to other qualitative considerations. The estimated cumulative incentive rates are applied to the volume and/or number of transactions processed during the reporting period to calculate the quarterly network incentives recognized.
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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net revenue	$165,798	$139,073
Costs of revenue	48,206	40,394
Gross profit	117,592	98,679
Operating expenses:
Compensation and benefits	78,018	86,050
Technology	18,090	14,811
Depreciation and amortization	8,854	5,331
Professional services	4,631	5,695
Occupancy	1,179	917
Marketing and advertising	1,160	469
Other operating expenses	3,566	3,944
Total operating expenses	115,498	117,217
Income (loss) from operations	2,094	(18,538)
Other income, net	5,933	10,513
Income (loss) before income tax expense	8,027	(8,025)
Income tax expense	193	235
Net income (loss)	$7,834	$(8,260)

Comparison of the Three Months Ended March 31, 2026 and 2025
Net Revenue

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Net revenue:
Total platform services, net	$156,225	$131,867	$24,358	18%
Other services	9,573	7,206	2,367	33%
Total net revenue	$165,798	$139,073	$26,725	19%

Total Processing Volume (TPV) (in millions)	$112,360	$84,472	$27,888	33%
Total platform services, net revenue increased by $24.4 million, or 18%, for the three months ended March 31, 2026, compared to the same period in 2025. The overall increase in platform services revenue was primarily driven by a 33% increase in TPV, partially offset by unfavorable shifts in our card program mix, particularly the expansion of programs where we provide processing services with minimal or no program management.
Other services revenue increased by $2.4 million, or 33%, for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by professional services rendered for a certain network integration project that was completed in the first quarter of 2026.
The increase in TPV was driven by strong performance across all our major use cases, particularly financial services, lending including buy-now-pay later, and expense management. TPV for our top five customers, based on their individual processing volumes in each respective period, increased 25%, in the three months ended March 31, 2026, compared to the same period in 2025. while TPV from all other customers, as a group, grew 58%, over the same period. Note that the composition of the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Costs of revenue:
Card Network fees, net	$37,131	$30,642	$6,489	21%
Issuing Bank fees	4,601	3,967	634	16%
Other	6,474	5,785	689	12%
Total costs of revenue	$48,206	$40,394	$7,812	19%

Gross profit	$117,592	$98,679	$18,913	19%
Gross margin	71%	71%
Costs of revenue increased by $7.8 million, or 19%, for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily driven by higher Card Network and Issuing Bank fees associated with the 33% increase in TPV.
As the increase in costs of revenue was outpaced by the net revenue growth discussed above, gross profit increased by $18.9 million, or 19%, while gross margin remained flat for the three months ended March 31, 2026, compared to the same period in 2025.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$58,001	$60,135	$(2,134)	(4)%
Share-based compensation	20,017	25,915	(5,898)	(23)%
Total compensation and benefits	78,018	86,050	(8,032)	(9)%
Percentage of net revenue	47%	62%
Technology	18,090	14,811	3,279	22%
Percentage of net revenue	11%	11%
Depreciation and amortization	8,854	5,331	3,523	66%
Percentage of net revenue	5%	4%
Professional services	4,631	5,695	(1,064)	(19)%
Percentage of net revenue	3%	4%
Occupancy	1,179	917	262	29%
Percentage of net revenue	1%	1%
Marketing and advertising	1,160	469	691	147%
Percentage of net revenue	1%	—%
Other operating expenses	3,566	3,944	(378)	(10)%
Percentage of net revenue	2%	3%
Total operating expenses	$115,498	$117,217	$(1,719)	(1)%
Percentage of net revenue	70%	84%
Salaries, bonus, benefits, and payroll taxes decreased by $2.1 million, or 4%, for the three months ended March 31, 2026, compared to the same period in 2025. This decrease was primarily driven by lower post-combination compensation expenses for former Power Finance employees, an increase in capitalized salaries, bonus, and benefits costs related to internal-use software development in 2026, and lower year-over-year severance and one-time retention bonuses awarded to certain key employees. These were partially offset by a year-over-year increase in salaries, bonus, and contractor expenses as a result of an increase in headcount during the three months ended March 31, 2026, compared to the same period in 2025.
Share-based compensation decreased by $5.9 million, or 23%, for the three months ended March 31, 2026, compared to the same period in 2025. This decrease was primarily driven by the fully vesting of higher grant-date fair value awards issued in prior years. These older awards are being replaced by new awards granted in more recent periods that carry lower grant-date fair values.
Technology expenses increased by $3.3 million, or 22%, for the three months ended March 31, 2026, compared to the same period in 2025. This increase was mainly driven by higher software licenses and hosting costs to support system and tool implementations amid ongoing business growth.
Depreciation and amortization expense increased by $3.5 million, or 66%, for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily driven by higher amortization of internally developed software as additional projects were capitalized and placed into service, as well as amortization of the customer relationships intangible asset acquired from TransactPay in the third quarter of 2025.
Professional services expenses decreased by $1.1 million or 19%, for the three months ended March 31, 2026, compared to the same period in 2025 due to professional fees incurred during the quarter ended March 31, 2025 that did not reoccur during the same period in 2026.
Occupancy expense remained relatively flat for the three months ended March 31, 2026, compared to the same period in 2025.

Marketing and advertising expenses increased by $0.7 million, or 147%, for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased spending on brand campaigns and continued investment in marketing and advertising initiatives.
Other operating expenses remained relatively flat for the three months ended March 31, 2026 compared to the same period in 2025.
Other Income, net

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Other income, net	$5,933	$10,513	$(4,580)	(44)%
Percentage of net revenue	4%	8%
Other income, net decreased by $4.6 million, or 44%, for the three months ended March 31, 2026, compared to the same period in 2025. This decrease was primarily driven by lower interest income from our short-term investment portfolio and cash balances, as average balances were lower due to share repurchases completed in 2025 and the first quarter of 2026. We also realized lower average yields during the first quarter of 2026 compared to the same period in 2025. This decrease was partially offset by a $0.9 million gain from the remeasurement of the Digital Products Earn-out liability related to the TransactPay acquisition during the three months ended March 31, 2026.
Income Tax Expense
Income tax expense remained relatively flat for the three months ended March 31, 2026 compared to the same period in 2025.
Customer Concentration
We generated 42% and 45% of our net revenue from our largest customer, Block, during the three months ended March 31, 2026 and 2025, respectively.

Use of Non-GAAP Financial Measures
Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation. These non-GAAP measures should not be viewed as a substitute for, or superior to, measures prepared in accordance with GAAP. In evaluating these non-GAAP measures, note that we will likely incur expenses in the future similar to the adjustments in the presentation of our non-GAAP measures set forth under “Key Operating Metric and Non-GAAP Financial Measures”. There are a number of key limitations related to the use of these non-GAAP measures compared to their most directly comparable GAAP measures including the following:
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

A reconciliation of Net income (loss) to adjusted EBITDA and GAAP operating expenses to Adjusted operating expenses for the periods presented is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net revenue	$165,798	$139,073
Net income (loss)	$7,834	$(8,260)
Net income (loss) margin	5%	(6)%
Total operating expenses	$115,498	$117,217

Net income (loss)	$7,834	$(8,260)
Share-based compensation expense	20,017	25,915
Depreciation and amortization expense	8,854	5,331
Restructuring and other one-time costs (1)	841	2,358
Payroll tax expense related to share-based compensation	820	777
Acquisition-related expenses (2)	712	4,238
Other income, net	(5,933)	(10,513)
Income tax expense	193	235
Adjusted EBITDA	$33,338	$20,081
Adjusted EBITDA Margin	20%	14%

Total operating expenses	$115,498	$117,217
Share-based compensation expense	(20,017)	(25,915)
Depreciation and amortization expense	(8,854)	(5,331)
Restructuring and other one-time costs (1)	(841)	(2,358)
Payroll tax expense related to share-based compensation	(820)	(777)
Acquisition-related expenses (2)	(712)	(4,238)
Adjusted operating expenses	$84,254	$78,598
(1) Restructuring and other one-time costs include the costs associated with the transition of our former CEO and other one-time costs related to retention bonuses provided to other key employees. These bonuses have service requirements and are expensed over the requisite service period.
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
Liquidity and Capital Resources
As of March 31, 2026, our primary sources of liquidity consisted of cash, cash equivalents, and short-term investments totaling $712.1 million, held primarily for working capital purposes. Our cash equivalents and short-term investments were comprised primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, asset-backed securities, commercial paper, certificates of deposit, and corporate debt securities. We have historically incurred significant operating losses, as reflected in our accumulated deficit. We believe our existing cash and cash equivalents and our short-term investments will be sufficient to meet our working capital and capital expenditure needs for more than the next 12 months. As of the date of filing this Quarterly Report on Form 10-Q, we have access to and control over all our cash, cash equivalents, and short-term investments, with the exception of restricted cash. The majority of our restricted cash amounts are held solely for safeguarding customer funds in connection with TransactPay’s card and e-money wallet programs, and are not available for our general corporate purposes or operations.
Our Board of Directors has periodically authorized share repurchase programs for repurchases of shares of our Class A common stock, including most recently on December 4, 2025, when our Board of Directors authorized an additional share repurchase program of up to $100 million of the Company’s Class A common stock (the “December 2025 Share Repurchase Program”). Under the December 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The December 2025 Share Repurchase Program has no set expiration date. As of March 31, 2026, $52.4 million remained available for future share repurchases under the December 2025 Share Repurchase Program.
We believe our existing cash and cash equivalents, and short-term investments of $712.1 million as of March 31, 2026, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. As of the date of filing this Quarterly Report on Form 10-Q, we maintain full access to and control over all our cash, cash equivalents and short-term investments, except amounts held as restricted cash. Our future capital requirements will depend on many factors, such as continued investment in product development, platform infrastructure, share repurchases, potential strategic acquisitions, capital expenditures, and global expansion. We plan to allocate cash to support ongoing business investments, infrastructure enhancements, and non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
As of March 31, 2026, we had $281.3 million in restricted cash, of which $280.3 million is related to the cash and cash equivalents held by TransactPay on behalf of its customers related to card and e-money wallet programs.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(3,367)	$9,987
Net cash provided by investing activities	16,057	14,861
Net cash used in financing activities	(74,538)	(116,967)
Net decrease in cash, cash equivalents, and restricted cash	$(61,848)	$(92,119)
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
Net cash used in operating activities was $3.4 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $10.0 million for the same period in 2025. The year-over-year change was primarily driven by unfavorable working capital timing, particularly related to network incentive receivables and settlement receivables, which was partially offset by higher gross profit and lower operating expenses and year-over-year growth in the revenue share payable.
Investing Activities
Net cash provided by investing activities primarily consists of proceeds from maturities of short-term investments, while net cash used in investing activities primarily includes purchases of short-term investments, purchases of property and equipment, capitalized costs for internal-use software development, and business combinations when they occur.
Net cash provided by investing activities increased by $1.2 million to $16.1 million for the three months ended March 31, 2026, from $14.9 million in the same period in 2025. This increase was primarily due to additional proceeds from maturities of short-term investments, partially offset by additional investments in internal-use software.

Financing Activities
Net cash used in financing activities consists primarily of net payments related to share-based compensation activities, our share repurchase programs and the net impact of funds payable and amounts owed to customers.
Net cash used in financing activities decreased to $74.5 million for the three months ended March 31, 2026, from $117.0 million in the same period in 2025. This decrease was primarily due to lower repurchases of our Class A common stock, partially offset by changes in funds payable and amounts due to customers
Obligations and Other Commitments
There have been no other material changes to our obligations and other commitments from those reported in our 2025 Annual Report.
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
There have been no material changes to our critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and globally, and are exposed to market risks in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
As of March 31, 2026, our cash, cash equivalents, and short-term investments totaled $712.1 million, comprising cash deposits, money market funds, U.S. treasury bills, U.S. treasury securities, commercial paper, certificates of deposits, asset-backed securities and corporate debt securities. The fair value of these holdings would not be significantly impacted by interest rate fluctuations due to their short-term maturities. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability and intent to hold all short-term investments until maturity. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of March 31, 2026, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

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
Based on such evaluation, our management has concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
In connection with the acquisition of TransactPay, the Company continues to review its internal controls and is implementing changes as deemed necessary. While we are in the process of implementing controls related to the ongoing integration of TransactPay, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2025 Annual Report under the heading "Risk Factors," which are incorporated herein by reference, any one or more of which could, directly or indirectly, materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock, or cause them to vary materially from past or anticipated future results. Except as set forth below, there have been no material changes to our risk factors since the 2025 Annual Report. The following risk factor is being added to supplement the risk factors previously disclosed in the 2025 Annual Report:

The proposed reverse stock split may fail to achieve any anticipated benefits.
We have scheduled our 2026 annual meeting of stockholders to be held on June 10, 2026, at which time our stockholders will vote on whether to approve an amendment to our amended and restated certificate of incorporation to effect a 1-for-4 reverse stock split of our capital stock (the “Reverse Stock Split”) and proportionately reduce the number of authorized shares of our capital stock. We cannot assure you that a Reverse Stock Split will have other anticipated benefits. The effect of a Reverse Stock Split, and the announcement or implementation of a Reverse Stock Split, cannot be predicted with any certainty and could negatively affect the trading price of our Class A Common Stock. It is also possible that the per share market price of our Class A Common Stock after a Reverse Stock Split will not increase in the same proportion as the reduction in the number of our outstanding shares of Class A Common Stock following the Reverse Stock Split, which would cause a reduction in the value of the Company as measured by our market capitalization. Although we believe a Reverse Stock Split may improve the marketability and trading costs of our Common Stock, we cannot provide you with any assurances to this effect. Even if we successfully implement a Reverse Stock Split, the market price of our Class A Common Stock may thereafter decrease due to factors unrelated to the Reverse Stock Split, including our results of operations, financial position, or prospects.

A Reverse Stock Split may decrease the liquidity of our Class A Common Stock and result in higher transaction costs for “odd lot” positions of less than 100 shares. The liquidity of our Class A Common Stock may be negatively impacted by a Reverse Stock Split, given the reduced number of shares that would be outstanding after the Reverse Stock Split, particularly if the stock price does not increase as a result of the Reverse Stock Split. In addition, if a Reverse Stock Split is implemented, it would likely increase the number of our stockholders who own “odd lots” of fewer than 100 shares of our Class A Common Stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of 100 or more shares of our Class A Common Stock. Accordingly, a Reverse Stock Split may not achieve the desired results of increasing marketability and lowering trading costs of our Class A Common Stock described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities
The following table summarizes the repurchases of our Class A common stock during the three months ended March 31, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2026	2,319	$4.49	2,319	$81,144
February 1 - 28, 2026	4,329	$4.06	4,329	$63,584
March 1 - 31, 2026	2,760	$4.04	2,760	$52,433
Total	9,408		9,408
(1) On December 4, 2025, our Board of Directors authorized an additional share repurchase program of up to $100 million of the Company’s Class A common stock (the “December 2025 Share Repurchase Program”). Under the December 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. The December 2025 Share Repurchase Program has no set expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) During our last fiscal quarter, on March 12, 2026, Todd Pollak, our Chief Revenue Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 75,100 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 18, 2027, or earlier if all transactions under the trading arrangement are completed, but in no case earlier than one year, or later than two years, from March 18, 2026. This trading arrangement will not commence until the termination of his previous trading arrangement by its terms on June 30, 2026.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1†	Amendment No. 27 to the Master Services Agreement by and between the Registrant and Block, Inc. dated January 22, 2026.	10-K	001-40465	10.20	2/24/26
10.2†	Tenth Amendment to the Amended and Restated Card Program Manager Agreement by and between the Registrant and Sutton Bank, effective as of January 15, 2026.	10-K	001-40465	10.32	2/24/26
10.3†	Ninth Amendment to the Amended and Restated Card Program Manager Agreement by and between the Registrant and Sutton Bank, effective as of January 15, 2026.	10-K	001-40465	10.33	2/24/26
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: May 5, 2026	By:	/s/ Patti Kangwankij
	Name:	Patti Kangwankij
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2026	By:	/s/ Sarah Barkema
	Name:	Sarah Barkema
	Title:	Chief Accounting Officer (Principal Accounting Officer)