Form 10-Q
period 2026-06-30
Marqeta, Inc.
filed 2026-08-04
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 95,911,790 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 8,187,044 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described or incorporated by reference in the sections titled “Risk Factors” in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), as updated by our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2026, and as may be updated from time to time by this Quarterly Report on Form 10-Q or other quarterly or periodic filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Marqeta”, the “Company”, the “Registrant,” “we”, “us”, “our”, or similar references are to Marqeta, Inc. Capitalized terms used and not defined above are defined elsewhere within this Quarterly Report on Form 10-Q.

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$691,418	$709,443
Restricted cash	260,553	307,593
Short-term investments	9,478	62,483
Accounts receivable, net	50,950	41,422
Network incentives receivable	33,005	61,059
Settlements receivable, net	18,311	18,037
Prepaid expenses and other current assets	38,395	35,278
Total current assets	1,102,110	1,235,315
Property and equipment, net	67,056	59,910
Operating lease right-of-use assets, net	6,812	8,275
Intangible assets, net	45,915	51,388
Goodwill	153,760	154,706
Other assets	16,573	15,439
Total assets	$1,392,226	$1,525,033
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,162	$1,847
Revenue share payable	222,257	224,526
Funds payable and amounts due to customers	260,353	306,891
Accrued expenses and other current liabilities	178,526	215,793
Total current liabilities	662,298	749,057
Operating lease liabilities, net of current portion	4,142	5,535
Other liabilities	10,229	8,484
Total liabilities	676,669	763,076
Commitments and contingencies (Note 9)
Stockholders’ equity: (1)
Preferred stock, $0.0001 par value; 25,000 and 25,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value: 375,000 and 375,000 Class A shares authorized, 95,916 and 99,848 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. 150,000 and 150,000 Class B shares authorized, 8,187 and 8,216 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	11
Additional paid-in capital	1,512,587	1,572,270
Accumulated other comprehensive (loss) income	(608)	1,509
Accumulated deficit	(796,432)	(811,833)
Total stockholders’ equity	715,557	761,957
Total liabilities and stockholders’ equity	$1,392,226	$1,525,033
(1)Reflects the one-for-four reverse stock split that was effective June 30, 2026, which has been applied retrospectively to all periods presented. Refer to Note 1, “Business Overview and Basis of Presentation”, for further information.
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$175,995	$150,392	$341,793	$289,465
Costs of revenue	54,122	46,331	102,328	86,725
Gross profit	121,873	104,061	239,465	202,740
Operating expenses:
Compensation and benefits	78,262	81,409	156,280	167,459
Technology	18,393	16,102	36,483	30,913
Depreciation and amortization	9,696	6,653	18,550	11,984
Professional services	5,620	4,219	10,251	9,914
Marketing and advertising	1,232	711	2,392	1,180
Occupancy	540	843	1,719	1,760
Other operating expenses	4,494	3,352	8,060	7,296
Total operating expenses	118,237	113,289	233,735	230,506
Income (loss) from operations	3,636	(9,228)	5,730	(27,766)
Other income, net	4,436	8,787	10,369	19,300
Income (loss) before income tax expense	8,072	(441)	16,099	(8,466)
Income tax expense	505	206	698	441
Net income (loss)	$7,567	$(647)	$15,401	$(8,907)
Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment	(248)	320	(1,894)	446
Net change in unrealized loss on short-term investments	(50)	(146)	(223)	(234)
Net other comprehensive (loss) income	(298)	174	(2,117)	212
Comprehensive income (loss)	$7,269	$(473)	$13,284	$(8,695)

Net income (loss) per share attributable to Class A and Class B common stockholders (1)
Basic	$0.07	$(0.01)	$0.14	$(0.07)
Diluted	$0.07	$(0.01)	$0.14	$(0.07)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders (1)
Basic	105,465	115,379	106,304	120,315
Diluted	106,797	115,379	107,591	120,315
(1) Reflects the one-for-four reverse stock split that was effective June 30, 2026, which has been applied retrospectively to all periods presented. Refer to Note 1, “Business Overview and Basis of Presentation”, for further information.
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount (1)
Balance as of December 31, 2025	108,064	$11	$1,572,270	$1,509	$(811,833)	$761,957
Repurchase and retirement of common stock, including excise tax	(2,351)	—	(39,575)	—	—	(39,575)
Share-based compensation	—	—	22,623	—	—	22,623
Issuance of common stock upon net settlement of restricted stock units	717	—	(8,789)	—	—	(8,789)
Issuance of common stock upon exercise of options	8	—	51	—	—	51
Change in accumulated other comprehensive income (loss)	—	—	—	(1,819)	—	(1,819)
Net income	—	—	—	—	7,834	7,834
Balance as of March 31, 2026	106,438	$11	$1,546,580	$(310)	$(803,999)	$742,282
Repurchase and retirement of common stock, including excise tax	(3,211)	(1)	(51,699)	—	—	(51,700)
Share-based compensation	—	—	24,744	—	—	24,744
Issuance of common stock upon net settlement of restricted stock units	810	—	(7,894)	—	—	(7,894)
Issuance of common stock under employee stock purchase plan	65	—	855	—	—	855
Issuance of common stock upon exercise of options	1	—	1	—	—	1
Change in accumulated other comprehensive income (loss)	—	—	—	(298)	—	(298)
Net income	—	—	—	—	7,567	7,567
Balance as of June 30, 2026	104,103	$10	$1,512,587	$(608)	$(796,432)	$715,557

	Common Stock		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount (1)
Balance as of December 31, 2024	126,074	$13	$1,883,227	$(314)	$(797,908)	$1,085,018
Repurchase and retirement of common stock, including excise tax	(6,556)	(1)	(112,315)	—	—	(112,316)
Share-based compensation	—	—	28,437	—	—	28,437
Issuance of common stock upon net settlement of restricted stock units	632	—	(7,101)	—	—	(7,101)
Issuance of common stock upon exercise of options	95	—	1,444	—	—	1,444
Change in accumulated other comprehensive loss	—	—	—	38	—	38
Net loss	—	—	—	—	(8,260)	(8,260)
Balance as of March 31, 2025	120,245	$12	$1,793,692	$(276)	$(806,168)	$987,260
Repurchase and retirement of common stock, including excise tax	(8,811)	(1)	(164,999)	—	—	(165,000)
Share-based compensation	—	—	30,257	—	—	30,257
Issuance of common stock upon net settlement of restricted stock units	801	—	(9,741)	—	—	(9,741)
Issuance of common stock under employee stock purchase plan	75	—	994	—	—	994
Issuance of common stock upon exercise of options	21	—	136	—	—	136
Issuance of common stock upon exercise of common stock warrants	34	—	—	—	—	—
Change in accumulated other comprehensive income (loss)	—	—	—	174	—	174
Net loss	—	—	—	—	(647)	(647)
Balance as of June 30, 2025	112,365	$11	$1,650,339	$(102)	$(806,815)	$843,433
(1)Reflects the one-for-four reverse stock split that was effective June 30, 2026, which has been applied retrospectively to all periods presented. Refer to Note 1, “Business Overview and Basis of Presentation”, for further information.

See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$15,401	$(8,907)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share-based compensation expense	42,373	52,985
Depreciation and amortization	18,550	11,984
Non-cash operating leases expense	1,463	1,021
Accretion of discount on short-term investments	(46)	(612)
Other	758	898
Changes in operating assets and liabilities:
Accounts receivable	(10,296)	(7,642)
Network incentives receivable	28,054	(18,309)
Settlements receivable	(274)	1,230
Prepaid expenses and other assets	(3,051)	4,278
Accounts payable	(685)	2,913
Revenue share payable	(2,269)	6,241
Accrued expenses and other liabilities	(28,317)	(21,323)
Operating lease liabilities	(1,852)	(2,223)
Net cash provided by operating activities	59,809	22,534
Cash flows from investing activities:
Maturities of short-term investments	52,893	90,918
Capitalization of internal-use software	(16,151)	(13,598)
Purchases of property and equipment	(1,490)	(1,601)
Net cash provided by investing activities	35,252	75,719
Cash flows from financing activities:
Repurchase of common stock	(93,880)	(275,233)
Change in funds payable and amounts due to customers	(46,538)	—
Taxes paid related to net share settlement of restricted stock units	(16,683)	(15,887)
Payment of acquisition-related contingent consideration	(2,732)	—
Proceeds from shares issued in connection with employee stock purchase plan	855	994
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	52	1,580
Net cash used in financing activities	(158,926)	(288,546)
Net decrease in cash, cash equivalents, and restricted cash	(63,865)	(190,293)
Cash, cash equivalents, and restricted cash- Beginning of period	1,017,931	931,516
Cash, cash equivalents, and restricted cash - End of period	$954,066	$741,223
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$691,418	$732,722
Restricted cash	260,553	7,606
Restricted cash, included in Other assets	2,095	895
Total cash, cash equivalents, and restricted cash	$954,066	$741,223
Supplemental disclosures of non-cash investing and financing activities:
Share-based compensation capitalized to internal-use software	$4,994	$5,709
Holdback consideration, not yet paid	$2,240	$—
Repurchase of common stock, including excise tax, accrued and not yet paid	$875	$2,988
Purchase of property and equipment accrued and not yet paid	$206	$1,167
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
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods presented. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.
Reverse Stock Split
On June 30, 2026, following approval by the Company’s stockholders at the 2026 Annual Meeting of Stockholders on June 10, 2026, the Company effected a one-for-four reverse stock split of its issued and outstanding shares of Class A common stock and Class B common stock, together with a proportional reduction in the number of authorized shares of Class A, Class B, and preferred stock (the “Reverse Stock Split”). The Reverse Stock Split was effected by filing a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation. As a result of the Reverse Stock Split, every four shares of the Company’s Class A common stock or Class B common stock were automatically combined and converted into one share of the respective class of stock. The Reverse Stock Split did not change the par value per share of the Company’s common or preferred stock, nor did it alter the relative rights, preferences, or privileges of the holders of such stock. As a result, the aggregate par value of outstanding common stock was reduced proportionately, with a corresponding increase to additional paid-in capital. Total stockholders’ equity remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who otherwise would have been entitled to a fractional share received cash in lieu thereof.
All share-related and per share information presented in the accompanying condensed consolidated financial statements and notes thereto has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, as if the split had occurred at the beginning of the earliest period presented.

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
Business Risks and Uncertainties
Prior to the quarter ended March 31, 2026, the Company incurred net losses in each quarter since its inception, with the exception of the quarter ended June 30, 2024, which was primarily due to the forfeiture of the Executive Chairman Long-Term Incentive Award. As of June 30, 2026, the Company had an accumulated deficit of $796.4 million. The Company believes that its cash and cash equivalents of $691.4 million and short-term investments of $9.5 million as of June 30, 2026 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
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

3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform services revenue, net	$163,682	$143,135	$319,907	$275,004
Other services revenue	12,313	7,257	21,886	14,461
Total net revenue	$175,995	$150,392	$341,793	$289,465
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	June 30, 2026	December 31, 2025
Contract assets - current	Prepaid expenses and other current assets	$5,348	$4,021
Contract assets - non-current	Other assets	7,075	6,688
Total contract assets		$12,423	$10,709
Deferred revenue - current	Accrued expenses and other current liabilities	$9,398	$11,762
Deferred revenue - non-current	Other liabilities	3,215	2,640
Total deferred revenue		$12,613	$14,402
Net revenue recognized during the three months ended June 30, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $4.0 million and $4.5 million, respectively. Net revenue recognized during the six months ended June 30, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $6.7 million and $8.5 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of June 30, 2026, the aggregate transaction price allocated to our remaining performance obligations was $41.0 million. The Company expects to recognize approximately 74% within two years and the remaining 26% over the next three to five years.
4.    Business Combinations
TransactPay
The Company completed its acquisition of TransactPay on July 31, 2025. Refer to Note 4, “Business Combinations,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding this acquisition. There have been no changes to the purchase price or the allocation of purchase price since December 31, 2025. The measurement period for the acquisition remains open as of June 30, 2026. No measurement period adjustments were recognized during the three and six months ended June 30, 2026.

Contingent Consideration
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the acquisition of TransactPay included two earn-out arrangements (the “Regulatory Improvement Earn-out” of $2.3 million and the “Digital Products Earn-out” of up to $3.4 million) payable upon satisfaction of specified post-closing performance conditions. The digital products relate to an emerging line of business that was not part of TransactPay’s core operations at the time of acquisition. The accruals for both earn-outs were included as part of accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2025.

As of December 31, 2025, the Company had accrued approximately $2.3 million for the Regulatory Improvement Earn-out and approximately $1.3 million for the Digital Products Earn-out, reflecting management’s best estimate of the amounts expected to be paid based on the facts and circumstances available at that time.

During the three months ended March 31, 2026, the Company remeasured the Digital Products Earn-out liability based on updated gross profit information, reducing the accrual by $0.9 million. This reduction was recognized as a gain in Other income, net in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2026.

In April 2026, the Company settled both earn-out arrangements for an aggregate payment of approximately $2.7 million, consisting of $2.3 million for the Regulatory Improvement Earn-out and $0.4 million for the Digital Products Earn-out. As a result, no contingent consideration liability was outstanding as of June 30, 2026.
5.    Goodwill and Intangible Assets, net
Goodwill
Goodwill consisted of the following:

Balance as of December 31, 2025	$154,706
Foreign currency adjustment	(946)
Balance as of June 30, 2026	$153,760

Intangible Assets, net
The following table presents the Intangible assets resulting from the Company’s business combinations as of the dates presented:

	June 30, 2026	December 31, 2025
Finite-lived intangible assets:
Developed technology	$41,000	$41,000
Customer relationships (1)	6,845	7,059
Total finite-lived intangible assets, gross	47,845	48,059
Accumulated amortization	(23,149)	(18,554)
Total finite-lived Intangible assets, net	24,696	29,505
Indefinite-lived intangible assets:
EMI licenses (1)	21,219	21,883
Total intangible assets, net	$45,915	$51,388
(1) The customer relationships and EMI licenses acquired in the TransactPay acquisition are denominated in Euros. The changes in the carrying amounts reported for these assets since the acquisition date as of June 30, 2026 and December 31, 2025 are attributable to fluctuations in foreign currency exchange rates.
The amortization period for developed technology and customer relationships intangible assets is 7 years and 2 years, respectively. Amortization expense for intangible assets was $2.3 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $4.7 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively.
6.    Short-term Investments
The amortized cost, unrealized gain, and estimated fair value of the Company's short-term investments consisted of the following:

	June 30, 2026
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Short-term Investments
U.S. treasury securities	$8,000	$2	$8,002
Asset-backed securities	1,472	4	1,476
Total short-term investments	$9,472	$6	$9,478

	December 31, 2025
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Short-term investments
U.S. treasury securities	$55,955	$132	$56,087
Asset-backed securities	6,364	32	6,396
Total short-term investments	$62,319	$164	$62,483
The Company did not have any short-term investments in unrealized loss positions as of June 30, 2026 and December 31, 2025. Generally, the Company does not intend to sell short-term investments that have unrealized losses, and does not anticipate that it is more likely than not that it will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.

There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income (loss) for both the three and six months ended June 30, 2026 and 2025. The Company determined there were no material credit or non-credit related impairments as of June 30, 2026 and December 31, 2025.
The following table summarizes the stated maturities of the Company’s short-term investments:

	June 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$9,108	$9,113	$55,955	$56,087
Due after one year through five years	364	365	6,364	6,396
Total	$9,472	$9,478	$62,319	$62,483
7.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
U.S. treasury bills	$245,988	$—	$—	$245,988
Money market funds	104,605	—	—	104,605
Commercial paper	—	74,938	—	74,938
Certificates of deposit	—	11,500	—	11,500
Corporate debt securities	—	11,566	—	11,566
Short-term investments
U.S. treasury securities	8,002	—	—	8,002
Asset-backed securities	—	1,476	—	1,476
Restricted cash
Money market funds	46,623	—	—	46,623
Total assets measured at fair value	$405,218	$99,480	$—	$504,698

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
U.S. treasury bills	$292,381	$—	$—	$292,381
Money market funds	96,042	—	—	96,042
Commercial paper	—	41,450	—	41,450
Certificates of deposit	—	35,213	—	35,213
Corporate debt securities	—	16,059	—	16,059
Short-term investments
U.S. treasury securities	56,087	—	—	56,087
Asset-backed securities	—	6,396	—	6,396
Restricted cash
Money market funds	45,786	—	—	45,786
Total assets measured at fair value	$490,296	$99,118	$—	$589,414
The Company classifies money market funds, U.S. treasury bills, commercial paper, certificates of deposit, U.S. treasury securities, asset-backed securities, and corporate debt securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three and six months ended June 30, 2026, or the year ended December 31, 2025.
8.    Certain Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Internally developed and purchased software	$106,237	$86,435
Computer equipment	9,047	9,678
Leasehold improvements	5,832	9,666
Furniture and fixtures	1,278	2,442
Total property and equipment, gross	122,394	108,221
Accumulated depreciation and amortization	(55,338)	(48,311)
Property and equipment, net	$67,056	$59,910
Depreciation and amortization expense related to property and equipment was $7.4 million and $5.2 million for the three months ended June 30, 2026 and 2025, respectively and $13.9 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively.
The Company capitalized $10.9 million and $10.9 million as internal-use software development costs during the three months ended June 30, 2026, and 2025, respectively, and $21.6 million and $19.6 million during the six months ended June 30, 2026, and 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued costs of revenue	$104,154	$103,882
Accrued compensation and benefits	25,177	47,702
Deferred revenue	9,398	11,762
Due to Issuing Banks	8,697	7,721
Operating lease liabilities, current portion	2,603	3,022
Accrued tax liabilities	2,579	8,966
Accrued professional services	2,376	2,308
Holdback consideration liability	2,240	2,353
Contingent consideration liability (see Note 4)	—	3,677
Other accrued liabilities	21,302	24,400
Accrued expenses and other current liabilities	$178,526	$215,793
9.    Commitments and Contingencies
Letter of Credit and Restricted Cash
In connection with the Oakland lease, the Company is required to provide the landlord a $0.9 million letter of credit. The Company has secured this letter of credit by depositing $0.9 million with the issuing financial institution. During the three months ended June 30, 2026, the Company established a $1.2 million deposit held at an Issuing Bank, which serves as collateral to ensure settlement of cardholder transactions with the Card Networks in the event that cardholder funds are not deposited in time. Both amounts are classified as long-term restricted cash and recorded in other assets on the Condensed Consolidated Balance Sheets.
As of June 30, 2026, the balance of restricted cash associated with customer funds was $260.4 million, of which $46.6 million is invested in money market funds.
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
On November 3, 2025, a settlement was reached, in principle, with the lead plaintiff’s counsel to resolve the Securities Actions for payments totaling $13.0 million, subject to judicial approvals. The Company’s Directors & Officers insurance policy includes a $5.0 million self-insured retention that applies to covered losses related to the Securities Actions, including legal defense fees and settlement payments. If finalized, the settlement will be funded by insurance less the self-insured retention.
As of June 30, 2026 and December 31, 2025, the Company had $13.0 million settlement liability in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The corresponding insurance recovery receivable was $9.5 million and $9.3 million as of June 30, 2026 and December 31, 2025, respectively, and is recorded in prepaid expenses and other current assets. The receivable reflects the portion of settlement expected to be covered by insurance, determined by applying legal fees incurred through June 30, 2026 toward the self-insured retention. As additional legal fees are incurred beyond this date, they will further reduce the remaining self-insured retention, resulting in a corresponding increase to the receivable balance.
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
Settlement of Payment Transactions
Pre-funding amounts deposited by program management customers into accounts maintained at Issuing Banks may only be used to settle customers’ payment transactions, and are not subject to the same safeguarding regulations as TransactPay’s customer funds, and as such, are not considered assets of the Company. Accordingly, the funds held in customers’ accounts at Issuing Banks are not reflected on the Company’s Condensed Consolidated Balance Sheets. If a customer does not have sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the customer. The Company did not incur material losses of this nature during the three and six months ended June 30, 2026 and 2025, respectively.
Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, Card Networks, Issuing Banks, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. With respect to Issuing Banks, the Company has received requests for indemnification from time to time and may indemnify an Issuing Bank for losses such Issuing Bank may incur for non-compliance with applicable laws and regulations, if those losses resulted from the Company’s failure to perform under its program agreement. No significant claims have been incurred during the three and six months ended June 30, 2026 and 2025.
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of June 30, 2026 and December 31, 2025, no demands have been made upon the Company to provide indemnification under such agreements, and the Company is not aware of any claims that could have a material effect on its Condensed Consolidated Financial Statements.
The Company also includes service level commitments to its customers, warranting certain levels of performance and permitting these customers to receive credits in the event the Company fails to meet the levels outlined in their respective agreements. No material credits were issued during the three and six months ended June 30, 2026 and 2025.
10.    Stock Incentive Plans
As disclosed above in Note 1, “Business Overview and Basis of Presentation”, all share and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.
The following table presents the share-based compensation expense by award type recognized within the following line items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Balance Sheet in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	$19,982	$24,375	$39,208	$47,909
Stock options	453	1,349	1,349	3,623
Performance restricted stock units	1,753	1,153	1,458	1,072
Employee Stock Purchase Plan	168	193	358	381
Share-based compensation recorded within Compensation and benefits	22,356	27,070	42,373	52,985
Property and equipment (capitalized internal-use software)	2,388	3,187	4,994	5,709
Total share-based compensation expense	$24,744	$30,257	$47,367	$58,694
Restricted Stock Units and Performance Share Units
A summary of the Company's restricted stock units (RSUs) and performance-based restricted stock units (PSUs) activity under the Plans was as follows:

	Number of Units	Weighted- average grant date fair value per share
Balance as of December 31, 2025	7,271	$19.52
Granted	6,460	$15.86
Vested	(2,541)	$19.74
Forfeited	(1,456)	$17.85
Balance as of June 30, 2026	9,734	$17.29
As of June 30, 2026, unrecognized compensation expense related to unvested RSUs and PSUs was $153.4 million. These costs are expected to be recognized over a weighted-average period of 2.1 years.

Stock Options
A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted - Average remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2025	2,049	$27.42	5.73	$7,321
Granted	—	$—
Exercised	(9)	$5.76
Forfeited	—	$—
Balance as of June 30, 2026	2,040	$27.52	5.23	$4,928
Exercisable as of June 30, 2026	1,969	$27.74	5.18	$4,928
Vested as of June 30, 2026	1,969	$27.74	5.18	$4,928
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
As of June 30, 2026, aggregate unrecognized compensation expense related to unvested outstanding stock options was $0.9 million. These costs are expected to be recognized over a weighted-average period of 0.5 years.
11.    Stockholders’ Equity Transactions
As disclosed above in Note 1, “Business Overview and Basis of Presentation”, all share and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.
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
During the six months ended June 30, 2025, the Company repurchased approximately 4.8 million shares under the 2024 Share Repurchase Program for a total cost of $80.5 million, at an average price of $16.80 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $1.1 million during the six months ended June 30 2025 are reflected as a reduction to common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. Repurchases under the 2024 Share Repurchase Program were completed as of March 31, 2025.
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

During the three and six months ended June 30, 2025, the Company repurchased approximately 8.8 million and 10.6 million shares under the February 2025 Share Repurchase Program for $162.9 million and $193.1 million, at an average price of $18.56 and $18.32 per share, respectively. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $2.1 million and $2.6 million during the three and six months ended June 30, 2025, respectively, are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. Repurchases under the February 2025 Share Repurchase Program were completed during the fourth quarter of 2025.
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
During the three and six months ended June 30, 2026, the Company repurchased approximately 3.2 million and 5.6 million shares under the December 2025 Share Repurchase Program for $51.1 million and $90.2 million, at an average price of $15.90 and $16.21 per share, respectively. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $0.6 million and $1.1 million during the three and six months ended June 30, 2026, respectively, are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. As of June 30, 2026, $1.4 million remained available for future share repurchases under the December 2025 Share Repurchase Program.
12.    Net Income (Loss) Per Share Attributable to Common Stockholders
As disclosed above in Note 1, “Business Overview and Basis of Presentation”, all share and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.
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

The Company calculated basic and diluted net income (loss) per share attributable to common stockholders as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to common stockholders, basic	$6,979	$588	$(600)	$(47)	$14,212	$1,189	$(8,291)	$(616)
Net income (loss) attributable to common stockholders, diluted	$6,965	$602	$(600)	$(47)	$14,182	$1,219	$(8,291)	$(616)
Denominator
Weighted-average shares used in computing basic net income (loss) share attributable to common stockholders	97,267	8,198	107,056	8,323	98,097	8,207	111,991	8,324
Effect of dilutive potential shares of common stock	1,028	304	—	—	978	309	—	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	98,295	8,502	107,056	8,323	99,075	8,516	111,991	8,324

Net income (loss) per share attributable to common stockholders, basic	$0.07	$0.07	$(0.01)	$(0.01)	0.14	0.14	(0.07)	(0.07)
Net income (loss) per share attributable to common stockholders, diluted	$0.07	$0.07	$(0.01)	$(0.01)	0.14	0.14	(0.07)	(0.07)
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
The following potentially dilutive securities were excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2025 because including them would have had an anti-dilutive effect as the Company was in a loss position during the period:

	Class A	Class B
Warrants to purchase Class B common stock	—	406
Stock options, restricted stock, and employee stock purchase plan	10,415	1,269
Total	10,415	1,675
Potentially dilutive securities that were excluded from the computation of diluted net income per share during the three and six months ended June 30, 2026 because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Stock options, restricted stock, and employee stock purchase plan	2,816	473	2,123	315

13.    Income Tax
The Company recorded income tax expense of $0.5 million and $0.2 million for the three month periods ended June 30, 2026 and 2025, respectively, and $0.7 million and $0.4 million for the six month periods ended June 30, 2026 and 2025, respectively, which was primarily attributable to income tax expense in profitable jurisdictions for both respective periods.
14.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents held with financial institutions may exceed federally insured limits, posing potential credit risk.
As of June 30, 2026 and December 31, 2025, short-term investments were $9.5 million and $62.5 million, respectively, and there was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. treasury securities, which amounted to $8.0 million, or 84%, at June 30, 2026 and $56.1 million, or 90%, at December 31, 2025, respectively.
A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended June 30, 2026 and 2025, 58% and 65%, respectively, of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank. For the six months ended June 30, 2026 and 2025, 60% and 66%, respectively, of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank.
The Company derives a significant portion of its revenue from one customer. This customer accounted for 41% and 46% of net revenue for the three months ended June 30, 2026 and 2025, respectively, and 42% and 45% of net revenue for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, two separate customers accounted for 21% and 12% of the Company’s accounts receivable balance. As of December 31, 2025, no customers exceeded 10% of the Company’s accounts receivable balance.
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

The following is the information used by the CODM in assessing segment performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$175,995	$150,392	$341,793	$289,465
Cost of revenue	54,122	46,331	102,328	86,725
Gross profit	121,873	104,061	239,465	202,740
Significant expenses:
Employee compensation and benefits	55,906	54,339	113,907	114,474
Share based compensation	22,356	27,070	42,373	52,985
Technology	18,393	16,102	36,483	30,913
Depreciation and amortization	9,696	6,653	18,550	11,984
Professional services	5,620	4,219	10,251	9,914
Marketing and advertising	1,232	711	2,392	1,180
Occupancy	540	843	1,719	1,760
Other operating expenses	4,494	3,352	8,060	7,296
Income (loss) from operations	3,636	(9,228)	5,730	(27,766)
Interest income	4,896	8,370	10,262	18,859
Other income	(460)	417	107	441
Income tax expense	505	206	698	441
Segment and consolidated net income (loss)(1)	$7,567	$(647)	$15,401	$(8,907)
(1) The Company operates as a single reportable segment that is managed on a consolidated basis, therefore the Company’s segment net income (loss) is the same as the Company’s consolidated net income (loss).
Net revenue outside of the United States, based on the billing address of the customer, was 15% and 13%, for the three months ended June 30, 2026 and 2025, respectively, and was 15% and 12%, for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and December 31, 2025, tangible long lived assets outside of the US were not material and not used by the CODM in assessing and evaluating financial performance and allocating resources.

16.    Subsequent Events
On August 3, 2026, the Company’s Board of Directors unanimously approved an additional repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s Class A common stock (the “August 2026 Share Repurchase Program”). This August 2026 Share Repurchase Program is distinct from the existing December 2025 Share Repurchase Program, which, as of the date of this filing, has been fully completed with no authorization remaining.
In making the determination that the August 2026 Share Repurchase Program is in the best interest of the Company and its stockholders, the Board of Directors considered a number of factors including, but not limited to, the Company's liquidity and capital allocation strategy, legal and regulatory compliance, the effect of any repurchases on concentration of ownership and voting power, and the effect of any repurchases on any of our periodically reported financial metrics. For the avoidance of doubt, the Board of Directors does not expect that the repurchases contemplated under the August 2026 Share Repurchase Program would result in any stockholder having a majority of voting power.

Under the August 2026 Share Repurchase Program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing and total amount of any stock repurchases will be determined at management's discretion and depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The execution of the repurchase program will be consistent with the Company's capital allocation strategy, which prioritizes investments to grow the business. The share repurchase program has no termination date, and does not obligate Marqeta to acquire a specific number of shares of Class A common stock and may be canceled or suspended at any time without notice.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands unless otherwise noted)	2026	2025	2026	2025
Total Processing Volume (TPV) (in millions)	$120,423	$91,386	$232,783	$175,857

Net revenue	$175,995	$150,392	$341,793	$289,465
Gross profit	$121,873	$104,061	$239,465	$202,740
Gross margin	69%	69%	70%	70%
Net income (loss)	$7,567	$(647)	$15,401	$(8,907)
Net income (loss) margin	4%	—%	5%	(3)%
Total operating expenses	$118,237	$113,289	$233,735	$230,506

Non-GAAP Measures:
Adjusted EBITDA	$37,420	$28,509	$70,757	$48,590
Adjusted EBITDA margin	21%	19%	21%	17%
Adjusted operating expenses	$84,453	$75,552	$168,708	$154,150
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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net revenue	$175,995	$150,392	$341,793	$289,465
Costs of revenue	54,122	46,331	102,328	86,725
Gross profit	121,873	104,061	239,465	202,740
Operating expenses:
Compensation and benefits	78,262	81,409	156,280	167,459
Technology	18,393	16,102	36,483	30,913
Depreciation and amortization	9,696	6,653	18,550	11,984
Professional services	5,620	4,219	10,251	9,914
Marketing and advertising	1,232	711	2,392	1,180
Occupancy	540	843	1,719	1,760
Other operating expenses	4,494	3,352	8,060	7,296
Total operating expenses	118,237	113,289	233,735	230,506
Income (loss) from operations	3,636	(9,228)	5,730	(27,766)
Other income, net	4,436	8,787	10,369	19,300
Income (loss) before income tax expense	8,072	(441)	16,099	(8,466)
Income tax expense	505	206	698	441
Net income (loss)	$7,567	$(647)	$15,401	$(8,907)

Comparison of the Three Months Ended June 30, 2026 and 2025
Net Revenue

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net revenue:
Total platform services, net	$163,682	$143,135	$20,547	14%
Other services	12,313	7,257	5,056	70%
Total net revenue	$175,995	$150,392	$25,603	17%

Total Processing Volume (TPV) (in millions)	$120,423	$91,386	$29,037	32%
Total platform services, net revenue increased by $20.5 million, or 14%, for the three months ended June 30, 2026, compared to the same period in 2025. The overall increase in platform services revenue was primarily driven by a 32% increase in TPV, partially offset by unfavorable shifts in our card program mix, particularly the expansion of programs where we provide processing services with minimal or no program management.
Other services revenue increased by $5.1 million, or 70%, for the three months ended June 30, 2026, compared to the same period in 2025, primarily driven by higher card-related fulfillment, including card replacements and increased customer card shipments.
The increase in TPV was driven by strong performance across all our major use cases, particularly financial services, lending including buy-now-pay later, and expense management. TPV for our top five customers, based on their individual processing volumes in each respective period, increased 26%, in the three months ended June 30, 2026, compared to the same period in 2025 while TPV from all other customers, as a group, grew 49%, over the same period. Note that the composition of the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Costs of revenue:
Card Network fees, net	$41,765	$36,273	$5,492	15%
Issuing Bank fees	4,981	4,529	452	10%
Other	7,376	5,529	1,847	33%
Total costs of revenue	$54,122	$46,331	$7,791	17%

Gross profit	$121,873	$104,061	$17,812	17%
Gross margin	69%	69%
Costs of revenue increased by $7.8 million, or 17%, for the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher Card Network and Issuing Bank fees associated with the increase in TPV. In addition, we recognized higher costs related to card-related fulfillment, including card replacements and increased customer card shipments.
As the increase in costs of revenue was outpaced by the net revenue growth discussed above, gross profit increased by $17.8 million, or 17%, while gross margin remained flat for the three months ended June 30, 2026, compared to the same period in 2025.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$55,906	$54,339	$1,567	3%
Share-based compensation	22,356	27,070	(4,714)	(17)%
Total compensation and benefits	78,262	81,409	(3,147)	(4)%
Percentage of net revenue	44%	54%
Technology	18,393	16,102	2,291	14%
Percentage of net revenue	10%	11%
Depreciation and amortization	9,696	6,653	3,043	46%
Percentage of net revenue	6%	4%
Professional services	5,620	4,219	1,401	33%
Percentage of net revenue	3%	3%
Marketing and advertising	1,232	711	521	73%
Percentage of net revenue	1%	—%
Occupancy	540	843	(303)	(36)%
Percentage of net revenue	—%	1%
Other operating expenses	4,494	3,352	1,142	34%
Percentage of net revenue	3%	2%
Total operating expenses	$118,237	$113,289	$4,948	4%
Percentage of net revenue	67%	75%
Salaries, bonus, benefits, and payroll taxes increased by $1.6 million, or 3%, for the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by a year-over-year increase in salaries, bonus, and contractor expenses as a result of an increase in headcount during the three months ended June 30, 2026, compared to the same period in 2025. The increase was partially offset by lower post-combination compensation expenses for former Power Finance employees, higher capitalized salaries, bonus, and benefits costs related to internal-use software development, and lower year-over-year severance and one-time retention bonuses awarded to certain key employees in the prior year.
Share-based compensation decreased by $4.7 million, or 17%, for the three months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily driven by the full vesting of higher grant-date fair value awards issued in prior years. These older awards are being replaced by new awards granted in more recent periods that carry lower grant-date fair values.
Technology expenses increased by $2.3 million, or 14%, for the three months ended June 30, 2026, compared to the same period in 2025. This increase was mainly driven by higher software licenses and hosting costs to support system and tool implementations amid ongoing business growth.
Depreciation and amortization expense increased by $3.0 million, or 46%, for the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher amortization of internally developed software as additional projects were capitalized and placed into service, as well as amortization of the customer relationships intangible asset acquired from TransactPay in the third quarter of 2025.
Professional services expenses increased by $1.4 million, or 33%, for the three months ended June 30, 2026, compared to the same period in 2025 primarily driven by higher legal and professional fees.

Marketing and advertising expenses increased by $0.5 million, or 73%, for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to increased spending on brand campaigns and continued investment in marketing and advertising initiatives.
Occupancy expense remained relatively flat for the three months ended June 30, 2026, compared to the same period in 2025.
Other operating expenses increased by $1.1 million, or 34%, for the three months ended June 30, 2026 compared to the same period in 2025. This increase was primarily due to a $0.7 million non-cash impairment charge related to certain internally developed software.
Other Income, net

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Other income, net	$4,436	$8,787	$(4,351)	(50)%
Percentage of net revenue	3%	6%
Other income, net decreased by $4.4 million, or 50%, for the three months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily driven by lower interest income from our short-term investment portfolio and cash balances, as average balances were lower due to share repurchases completed in 2025 and the first half of 2026. We also realized lower average yields during the second quarter of 2026 compared to the same period in 2025.
Income Tax Expense

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Income tax expense	$505	$206	$299	145%
Income tax expense increased by $0.3 million, or 145%, for the three months ended June 30, 2026 compared to the same period in 2025 due to an increase in state income tax expense.
Customer Concentration
We generated 41% and 46% of our net revenue from our largest customer, Block, during the three months ended June 30, 2026 and 2025, respectively.

Comparison of the Six Months Ended June 30, 2026 and 2025
Net Revenue

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net revenue:
Total platform services, net	$319,907	$275,004	44,903	16%
Other services	21,886	14,461	7,425	51%
Total net revenue	$341,793	$289,465	$52,328	18%

Total Processing Volume (TPV) (in millions)	$232,783	$175,857	$56,926	32%
Total platform services, net revenue increased by $44.9 million, or 16%, for the six months ended June 30, 2026, compared to the same period in 2025. The overall increase in platform services revenue was primarily driven by a 32% increase in TPV, partially offset by unfavorable shifts in our card program mix, particularly the expansion of programs where we provide processing services with minimal or no program management.
Other services revenue increased $7.4 million, or 51% in the six months ended June 30, 2026, compared to the same period in 2025, driven by higher card-related fulfillment, including card replacements and increased customer card shipments and professional services rendered for a certain network integration project that was completed in the first quarter of 2026.
The TPV increase was driven by robust growth across all major use cases, particularly financial services, lending including buy-now-pay later, and expense management. TPV for our top five customers, based on their individual processing volumes in each respective period, grew by 25% for the six months ended June 30, 2026, compared to the same period in 2025. TPV from all other customers, as a group, increased by 53% in the six months ended June 30, 2026, compared to the same period in 2025. Note that the composition of the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Costs of revenue:
Card Network fees, net	$78,896	$66,915	$11,981	18%
Issuing Bank fees	9,583	8,497	1,086	13%
Other	13,849	11,313	2,536	22%
Total costs of revenue	$102,328	$86,725	$15,603	18%

Gross profit	$239,465	$202,740	$36,725	18%
Gross margin	70%	70%
Costs of revenue increased by $15.6 million, or 18%, for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher Card Network and Issuing Bank fees associated with the increase in TPV. The remaining increase was driven by costs related to higher card-related fulfillment, including card replacements and increased customer card shipments.
As the increase in cost of revenue was outpaced by the net revenue growth discussed above, gross profit increased by $36.7 million, or 18%, while gross margin remained flat for the six months ended June 30, 2026, compared to the same period in 2025.

Operating Expenses

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$113,907	$114,474	$(567)	—%
Share-based compensation	42,373	52,985	(10,612)	(20)%
Total compensation and benefits	156,280	167,459	(11,179)	(7)%
Percentage of net revenue	46%	58%
Technology	36,483	30,913	5,570	18%
Percentage of net revenue	11%	11%
Professional services	10,251	9,914	337	3%
Percentage of net revenue	3%	3%
Depreciation and amortization	18,550	11,984	6,566	55%
Percentage of net revenue	5%	4%
Marketing and advertising	2,392	1,180	1,212	103%
Percentage of net revenue	1%	—%
Occupancy	1,719	1,760	(41)	(2)%
Percentage of net revenue	1%	1%
Other operating expenses	8,060	7,296	764	10%
Percentage of net revenue	2%	3%
Total operating expenses	$233,735	$230,506	$3,229	1%
Percentage of net revenue	68%	80%
Salaries, bonus, benefits, and payroll taxes remained relatively flat for the six months ended June 30, 2026, compared to the same period in 2025. This slight decrease was primarily driven by lower post-combination compensation expenses for former Power Finance employees, higher capitalized salaries, bonuses, and benefits costs related to internal-use software development and lower year-over-year severance and one-time retention bonuses awarded to certain key employees. These savings were mostly offset by higher salaries, bonuses, and contractor expenses due to increased in headcount.
Share-based compensation decreased by $10.6 million, 20%, for the six months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily driven by the fully vesting of higher grant-date fair value awards issued in prior years. These older awards are being replaced by new awards granted in more recent periods that carry lower grant-date fair values.
Technology expenses increased by $5.6 million, or 18%, for the six months ended June 30, 2026, compared to the same period in 2025, mainly driven by higher licensing and hosting costs to support system and tool implementations amid ongoing business growth.
Professional services expenses remained relatively flat for the six months ended June 30, 2026, compared to the same period in 2025.
Depreciation and amortization increased by $6.6 million, or 55%, for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher amortization of internally developed software as additional projects were capitalized and placed into service, as well as amortization of the customer relationships intangible asset acquired from TransactPay in the third quarter of 2025
Marketing and advertising expenses increased by $1.2 million, or 103%, for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to increased spending on brand campaigns and continued investment in marketing and advertising initiatives.

Occupancy expense remained relatively flat for the six months ended June 30, 2026, compared to the same period in 2025.
Other operating expenses increased by $0.8 million, or 10%, for the six months ended June 30, 2026, compared to the same period in 2025 primarily due to a $0.7 million non-cash impairment charge related to certain internally developed software.
Other Income, net

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Other income, net	$10,369	$19,300	$(8,931)	(46)%
Percentage of net revenue	3%	7%
Other income, net decreased by $8.9 million, or 46%, for the six months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily driven by lower interest income from our short-term investment portfolio and cash balances, as average balances were lower due to share repurchases completed during 2025 and the six months ended June 30, 2026. We also realized lower average yields during the six months ended June 30, 2026 compared to the same period in 2025.
Income Tax Expense

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Income tax expense	$698	$441	$257	58%
Income tax expense increased by $0.3 million, or 58%, for the six months ended June 30, 2026 compared to the same period in 2025 due to an increase in state income tax expense.
Customer Concentration
We generated 42% and 45% of our net revenue from our largest customer, Block, during the six months ended June 30, 2026 and 2025, respectively.

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

A reconciliation of Net income (loss) to adjusted EBITDA and GAAP operating expenses to Adjusted operating expenses for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net revenue	$175,995	$150,392	$341,793	$289,465
Net income (loss)	$7,567	$(647)	$15,401	$(8,907)
Net income (loss) margin	4%	—%	5%	(3)%
Total operating expenses	$118,237	$113,289	$233,735	$230,506

Net income (loss)	$7,567	$(647)	$15,401	$(8,907)
Share-based compensation expense	22,356	27,070	42,373	52,985
Depreciation and amortization expense	9,696	6,653	18,550	11,984
Restructuring and other one-time costs (1)	708	1,974	1,549	4,332
Payroll tax expense related to share-based compensation	644	791	1,464	1,567
Acquisition-related expenses (2)	380	1,249	1,091	5,488
Other income, net	(4,436)	(8,787)	(10,369)	(19,300)
Income tax expense	505	206	698	441
Adjusted EBITDA	$37,420	$28,509	$70,757	$48,590
Adjusted EBITDA Margin	21%	19%	21%	17%

Total operating expenses	$118,237	$113,289	$233,735	$230,506
Share-based compensation expense	(22,356)	(27,070)	(42,373)	(52,985)
Depreciation and amortization expense	(9,696)	(6,653)	(18,550)	(11,984)
Restructuring and other one-time costs (1)	(708)	(1,974)	(1,549)	(4,332)
Payroll tax expense related to share-based compensation	(644)	(791)	(1,464)	(1,567)
Acquisition-related expenses (2)	(380)	(1,249)	(1,091)	(5,488)
Adjusted operating expenses	$84,453	$75,552	$168,708	$154,150
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
Liquidity and Capital Resources
As of June 30, 2026, our primary sources of liquidity consisted of cash, cash equivalents, and short-term investments totaling $700.9 million, held primarily for working capital purposes. Our cash equivalents and short-term investments consisted primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, asset-backed securities, commercial paper, certificates of deposit, and corporate debt securities. We have historically incurred significant operating losses, as reflected in our accumulated deficit. We believe our existing cash and cash equivalents and our short-term investments will be sufficient to meet our working capital and capital expenditure needs for more than the next 12 months. As of the date of filing this Quarterly Report on Form 10-Q, we have access to and control over all our cash, cash equivalents, and short-term investments, with the exception of restricted cash. The majority of our restricted cash amounts are held solely for safeguarding customer funds in connection with TransactPay’s card and e-money wallet programs, and are not available for our general corporate purposes or operations.

Our Board of Directors has periodically authorized share repurchase programs for repurchases of shares of our Class A common stock. Most recently, on August 3, 2026, our Board of Directors authorized an additional share repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s Class A common stock (the “August 2026 Share Repurchase Program”). This August 2026 Share Repurchase Program is distinct from the existing December 2025 Share Repurchase Program, which, as of the date of this filing, has been fully completed with no authorization remaining. Under the August 2026 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The timing and total amount of any stock repurchases will be determined at management's discretion and depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The execution of the repurchase program will be consistent with the Company's capital allocation strategy, which prioritizes investments to grow the business. The August 2026 Share Repurchase Program has no set expiration date, and does not obligate Marqeta to acquire a specific number of shares of Class A common stock and may be canceled or suspended at any time without notice.
We believe our existing cash and cash equivalents, and short-term investments of $700.9 million as of June 30, 2026, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. As of the date of filing this Quarterly Report on Form 10-Q, we maintain full access to and control over all our cash, cash equivalents and short-term investments, except amounts held as restricted cash. Our future capital requirements will depend on many factors, such as continued investment in product development, platform infrastructure, share repurchases, potential strategic acquisitions, capital expenditures, and global expansion. We plan to allocate cash to support ongoing business investments, infrastructure enhancements, and non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
As of June 30, 2026, we had $262.6 million in restricted cash, of which $260.4 million is related to the cash and cash equivalents held by TransactPay on behalf of its customers related to card and e-money wallet programs.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$59,809	$22,534
Net cash provided by investing activities	35,252	75,719
Net cash used in financing activities	(158,926)	(288,546)
Net decrease in cash, cash equivalents, and restricted cash	$(63,865)	$(190,293)
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
Net cash provided by operating activities was $59.8 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of $22.5 million for the same period in 2025. The year-over-year change was primarily driven by higher gross profit and favorable working capital timing, particularly related to network incentive receivables, partially offset by higher operating expenses.

Investing Activities
Net cash provided by investing activities primarily consists of proceeds from maturities of short-term investments, while net cash used in investing activities primarily includes purchases of short-term investments, purchases of property and equipment, capitalized costs for internal-use software development, and business combinations when they occur.
Net cash provided by investing activities decreased by $40.5 million to $35.3 million for the six months ended June 30, 2026, from $75.7 million in the same period in 2025. This decrease was primarily due to fewer maturities of short-term investments and higher capitalization of internal-use software.
Financing Activities
Net cash used in financing activities consists primarily of net payments related to share-based compensation activities, our share repurchase programs, and the net impact of funds payable and amounts owed to customers.
Net cash used in financing activities decreased to $158.9 million for the six months ended June 30, 2026, from $288.5 million in the same period in 2025. The decrease was primarily due to lower repurchases of our Class A common stock, partially offset by a $2.7 million contingent consideration payment related to the TransactPay acquisition.
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
Interest Rate Risk
As of June 30, 2026, our cash, cash equivalents, and short-term investments totaled $700.9 million, comprising cash deposits, money market funds, U.S. treasury bills, U.S. treasury securities, commercial paper, certificates of deposits, asset-backed securities and corporate debt securities. The fair value of these holdings would not be significantly impacted by interest rate fluctuations due to their short-term maturities. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability and intent to hold all short-term investments until maturity. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of June 30, 2026, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

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
Based on such evaluation, our management has concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
In connection with the acquisition of TransactPay, the Company continues to review its internal controls and is implementing changes as deemed necessary. While we are in the process of implementing controls related to the ongoing integration of TransactPay, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On November 3, 2025, a settlement was reached, in principle, with the lead plaintiff’s counsel to resolve the Securities Actions for payments totaling $13.0 million, subject to judicial approvals. The Company’s Directors and Officers insurance policy includes a $5.0 million self-insured retention that applies to covered losses related to the Securities Actions, including legal defense fees and settlement payments. If finalized, the settlement will be funded by insurance less the self-insured retention.
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
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our 2025 Annual Report and in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2026 under the heading "Risk Factors," which are incorporated herein by reference, any one or more of which could, directly or indirectly, materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock, or cause them to vary materially from past or anticipated future results.

There have been no material changes from the risk factors previously disclosed under “Part I, Item 1A. Risk Factors” in our 2025 Annual Report and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q, each as discussed in the preceding paragraph.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities
The following table summarizes the repurchases of our Class A common stock during the three months ended June 30, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2026	455	$16.75	455	$44,816
May 1 - 31, 2026	1,126	$15.98	1,126	$26,826
June 1 - 30, 2026	1,630	$15.61	1,630	$1,376
Total	3,211		3,211
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
(2) Reflects the one-for-four reverse stock split that was effective June 30, 2026, which has been applied retrospectively to all periods presented. See Note 1, Business Overview and Basis of Presentation, in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) During our last fiscal quarter, on June 2, 2026, Crystal Sumner, our Chief Administrative Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 26,250* shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 18, 2027, or earlier if all transactions under the trading arrangement are completed, but in no case earlier than one year, or later than two years, from June 2, 2026.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

*Reflects the Reverse Stock Split, which has been applied retrospectively. See Note 1, Business Overview and Basis of Presentation, in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Restated Certificate of Incorporation of Marqeta, Inc.	8-K	001-40465	3.1	July 1, 2026
10.1*	Amendment No. 28 to the Master Services Agreement by and between the Registrant and Block, Inc. dated June 25, 2026.
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: August 4, 2026	By:	/s/ Patti Kangwankij
	Name:	Patti Kangwankij
	Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2026	By:	/s/ Sarah Barkema
	Name:	Sarah Barkema
	Title:	Chief Accounting Officer (Principal Accounting Officer)