Form 10-Q
period 2026-09-30
Marqeta, Inc.
filed 2026-11-03
CIK 1522540

7/6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 96,014,739 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 7,796,104 shares of the registrant's Class B common stock, par value $0.0001 per share, outstanding.

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
•changes to our expectations regarding our income tax liabilities, including any changes regarding foreign taxes, realizability of deferred tax assets, valuation allowances, and the adequacy of our reserves;
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

PART I - Financial Information
Item 1. Financial Statements
Marqeta, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$697,464	$709,443
Restricted cash	265,445	307,593
Short-term investments	711	62,483
Accounts receivable, net	40,432	41,422
Network incentives receivable	49,947	61,059
Settlements receivable, net	23,526	18,037
Prepaid expenses and other current assets	30,664	35,278
Total current assets	1,108,189	1,235,315
Property and equipment, net	69,616	59,910
Operating lease right-of-use assets, net	6,116	8,275
Intangible assets, net	43,468	51,388
Goodwill	153,602	154,706
Other assets	120,851	15,439
Total assets	$1,501,842	$1,525,033
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,233	$1,847
Revenue share payable	217,038	224,526
Funds payable and amounts due to customers	265,344	306,891
Accrued expenses and other current liabilities	167,669	215,793
Total current liabilities	651,284	749,057
Operating lease liabilities, net of current portion	3,478	5,535
Other liabilities	10,411	8,484
Total liabilities	665,173	763,076
Commitments and contingencies (Note 9)
Stockholders’ equity: (1)
Preferred stock, $0.0001 par value; 25,000 and 25,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value: 375,000 and 375,000 Class A shares authorized, 96,288 and 99,848 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. 150,000 and 150,000 Class B shares authorized, 7,796 and 8,216 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10	11
Additional paid-in capital	1,518,704	1,572,270
Accumulated other comprehensive (loss) income	(1,055)	1,509
Accumulated deficit	(680,990)	(811,833)
Total stockholders’ equity	836,669	761,957
Total liabilities and stockholders’ equity	$1,501,842	$1,525,033
(1) Reflects the one-for-four reverse stock split that was effective June 30, 2026, which has been applied retrospectively to all prior periods presented. Refer to Note 1, “Business Overview and Basis of Presentation”, for further information.
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$176,179	$163,306	$517,972	$452,771
Costs of revenue	54,079	48,749	156,407	135,474
Gross profit	122,100	114,557	361,565	317,297
Operating expenses:
Compensation and benefits	77,316	84,871	233,596	252,330
Technology	18,028	16,942	54,511	47,855
Depreciation and amortization	10,247	7,019	28,797	19,003
Professional services	4,124	5,518	14,375	15,432
Occupancy	1,096	1,058	2,815	2,818
Marketing and advertising	972	895	3,364	2,075
Other operating expenses	4,042	8,624	12,102	15,920
Total operating expenses	115,825	124,927	349,560	355,433
Income (loss) from operations	6,275	(10,370)	12,005	(38,136)
Other income, net	4,774	7,244	15,143	26,544
Income (loss) before income tax (benefit) expense	11,049	(3,126)	27,148	(11,592)
Income tax (benefit) expense	(104,393)	498	(103,695)	939
Net income (loss)	$115,442	$(3,624)	$130,843	$(12,531)
Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment	(473)	1,490	(2,367)	1,936
Net change in unrealized gain (loss) on short-term investments	26	9	(197)	(225)
Net other comprehensive (loss) income	(447)	1,499	(2,564)	1,711
Comprehensive income (loss)	$114,995	$(2,125)	$128,279	$(10,820)

Net income (loss) per share attributable to Class A and Class B common stockholders (1)
Basic	$1.11	$(0.03)	$1.24	$(0.11)
Diluted	$1.09	$(0.03)	$1.22	$(0.11)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders (1)
Basic	104,240	112,179	105,608	117,573
Diluted	105,777	112,179	106,978	117,573
(1) Reflects the one-for-four reverse stock split that was effective June 30, 2026, which has been applied retrospectively to all prior periods presented. Refer to Note 1, “Business Overview and Basis of Presentation”, for further information.
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount (1)
Balance as of December 31, 2025	108,064	$11	$1,572,270	$1,509	$(811,833)	$761,957
Repurchase and retirement of common stock, including excise tax	(2,351)	—	(39,575)	—	—	(39,575)
Share-based compensation	—	—	22,623	—	—	22,623
Issuance of common stock upon net settlement of restricted stock units	717	—	(8,789)	—	—	(8,789)
Issuance of common stock upon exercise of options	8	—	51	—	—	51
Change in accumulated other comprehensive income (loss)	—	—	—	(1,819)	—	(1,819)
Net income	—	—	—	—	7,834	7,834
Balance as of March 31, 2026	106,438	$11	$1,546,580	$(310)	$(803,999)	$742,282
Repurchase and retirement of common stock, including excise tax	(3,211)	(1)	(51,699)	—	—	(51,700)
Share-based compensation	—	—	24,744	—	—	24,744
Issuance of common stock upon net settlement of restricted stock units	810	—	(7,894)	—	—	(7,894)
Issuance of common stock under employee stock purchase plan	65	—	855	—	—	855
Issuance of common stock upon exercise of options	1	—	1	—	—	1
Change in accumulated other comprehensive income (loss)	—	—	—	(298)	—	(298)
Net income	—	—	—	—	7,567	7,567
Balance as of June 30, 2026	104,103	$10	$1,512,587	$(608)	$(796,432)	$715,557
Share-based compensation	—	—	23,524	—	—	23,524
Repurchase and retirement of common stock, including excise tax	(724)	—	(11,094)	—	—	(11,094)
Issuance of common stock upon net settlement of restricted stock units	705	—	(6,922)	—	—	(6,922)
Vesting of common stock warrants	—	—	609	—	—	609
Change in accumulated other comprehensive income (loss)	—	—	—	(447)	—	(447)
Net income	—	—	—	—	115,442	115,442
Balance as of September 30, 2026	104,084	$10	$1,518,704	$(1,055)	$(680,990)	$836,669

	Common Stock		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount (1)
Balance as of December 31, 2024	126,074	$13	$1,883,227	$(314)	$(797,908)	$1,085,018
Repurchase and retirement of common stock, including excise tax	(6,556)	(1)	(112,315)	—	—	(112,316)
Share-based compensation	—	—	28,437	—	—	28,437
Issuance of common stock upon net settlement of restricted stock units	632	—	(7,101)	—	—	(7,101)
Issuance of common stock upon exercise of options	95	—	1,444	—	—	1,444
Change in accumulated other comprehensive loss	—	—	—	38	—	38
Net loss	—	—	—	—	(8,260)	(8,260)
Balance as of March 31, 2025	120,245	$12	$1,793,692	$(276)	$(806,168)	$987,260
Repurchase and retirement of common stock, including excise tax	(8,811)	(1)	(164,999)	—	—	(165,000)
Share-based compensation	—	—	30,257	—	—	30,257
Issuance of common stock upon net settlement of restricted stock units	801	—	(9,741)	—	—	(9,741)
Issuance of common stock under employee stock purchase plan	75	—	994	—	—	994
Issuance of common stock upon exercise of options	21	—	136	—	—	136
Issuance of common stock upon exercise of common stock warrants	34	—	—	—	—	—
Change in accumulated other comprehensive income (loss)	—	—	—	174	—	174
Net loss	—	—	—	—	(647)	(647)
Balance as of June 30, 2025	112,365	$11	$1,650,339	$(102)	$(806,815)	$843,433
Share-based compensation	—	—	28,645	—	—	28,645
Repurchase and retirement of common stock, including excise tax	(789)	—	(19,376)	—	—	(19,376)
Issuance of common stock upon net settlement of restricted stock units	754	—	(11,650)	—	—	(11,650)
Vesting of common stock warrants	—	—	252	—	—	252
Issuance of common stock upon exercise of options	7	—	50	—	—	50
Change in accumulated other comprehensive income (loss)	—	—	—	1,499	—	1,499
Net loss	—	—	—	—	(3,624)	(3,624)
Balance as of September 30, 2025	112,337	$11	$1,648,260	$1,397	$(810,439)	$839,229
(1)Reflects the one-for-four reverse stock split that was effective June 30, 2026, which has been applied retrospectively to all prior periods presented. Refer to Note 1, “Business Overview and Basis of Presentation”, for further information.

See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$130,843	$(12,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Benefit of deferred income taxes, net	(104,289)	—
Share-based compensation expense	63,839	78,689
Depreciation and amortization	28,797	19,003
Non-cash operating leases expense	2,159	1,727
Accretion of discount on short-term investments	(46)	(691)
Other	1,530	5,365
Changes in operating assets and liabilities:
Accounts receivable	(342)	(3,834)
Network incentives receivable	11,112	18,011
Settlements receivable	(5,489)	587
Prepaid expenses and other assets	5,155	(2,743)
Accounts payable	65	(125)
Revenue share payable	(7,488)	11,575
Accrued expenses and other liabilities	(37,254)	(2,358)
Operating lease liabilities	(2,436)	(3,374)
Net cash provided by operating activities	86,156	109,301
Cash flows from investing activities:
Maturities of short-term investments	61,656	100,160
Capitalization of internal-use software	(24,586)	(21,470)
Purchases of property and equipment	(1,812)	(1,992)
Cash paid for business combination, net of cash acquired	—	(44,608)
Restricted cash acquired in business combination	—	229,650
Purchases of short-term investments	—	(3,501)
Net cash provided by investing activities	35,258	258,239
Cash flows from financing activities:
Repurchase of common stock	(105,123)	(294,788)
Change in funds payable and amounts due to customers	(41,547)	4,263
Taxes paid related to net share settlement of restricted stock units	(23,605)	(28,493)
Payment of acquisition-related contingent and holdback considerations	(4,972)	—
Proceeds from shares issued in connection with employee stock purchase plan	855	994
Proceeds from exercise of stock options, including early exercised stock options, net of repurchase of early exercised unvested options	51	1,630
Net cash used in financing activities	(174,341)	(316,394)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(52,927)	51,146
Cash, cash equivalents, and restricted cash- Beginning of period	1,017,931	931,516
Cash, cash equivalents, and restricted cash - End of period	$965,004	$982,662
See accompanying notes to Condensed Consolidated Financial Statements.

Marqeta, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$697,464	$747,248
Restricted cash	265,445	234,519
Restricted cash, included in Other assets	2,095	895
Total cash, cash equivalents, and restricted cash	$965,004	$982,662
Supplemental disclosures of non-cash investing and financing activities:
Share-based compensation capitalized to internal-use software	$7,052	$8,649
Repurchase of common stock, including excise tax, accrued and not yet paid	$1,631	$2,808
Purchase of property and equipment accrued and not yet paid	$146	$1,087
Contingent and holdback consideration, not yet paid	$—	$7,047
Operating lease right-of-use assets in exchange for lease liabilities	$—	$3,463
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
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature considered necessary for a fair presentation of the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods presented. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.
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
All share-related and per share information presented in the accompanying condensed consolidated financial statements and notes thereto has been retroactively adjusted to reflect the Reverse Stock Split for all prior periods presented, as if the split had occurred at the beginning of the earliest period presented.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make various estimates and assumptions relating to reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expenses. Significant estimates and assumptions include, but are not limited to, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the estimation of contingent liabilities, the fair value of equity awards and warrants, share-based compensation, the estimation of variable consideration in contracts with customers, the cumulative network incentive rate the Company expects to earn during the annual measurement period, and valuation of income taxes, including the realizability of deferred tax assets and the related valuation allowance. Actual results could differ materially from these estimates.
Business Risks and Uncertainties
Prior to the quarter ended March 31, 2026, the Company incurred net losses in each quarter since its inception, with the exception of the quarter ended June 30, 2024, which was primarily due to the forfeiture of the Executive Chairman Long-Term Incentive Award. As of September 30, 2026, the Company had an accumulated deficit of $681.0 million. The Company believes that its cash and cash equivalents of $697.5 million and short-term investments of $0.7 million as of September 30, 2026 are sufficient to fund its operations through at least the next twelve months from the issuance of these financial statements.
2.    Summary of Significant Accounting Policies
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
In May 2025, the FASB issued Accounting Standards Update No. 2025-04, “Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer” (“ASU 2025-04”). ASU 2025-04 clarifies that share-based consideration granted to a customer is measured and classified in accordance with ASC Topic 718, and that the variable consideration constraint of ASC Topic 606 does not apply to such awards. The update also explicitly incorporates conditions based on customer purchases or contract execution into the definition of "performance conditions," requiring the Company to estimate vesting probability upfront under ASC Topic 718. Finally, the standard eliminates the accounting policy election to record forfeitures as they occur for customer share-based awards, requiring that forfeitures be estimated.
The Company early adopted ASU 2025-04 on a modified retrospective basis as of January 1, 2026. As of the adoption date, all previously issued customer common stock warrants had fully vested and none remained outstanding. Remaining capitalized warrant assets from previous vestings continue to be amortized as a reduction of net revenue over the remaining contract term. Because the previously issued warrants had already fully vested, the adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements as of the adoption date. Warrants issued during the three and nine months ended September 30, 2026 were assessed and accounted for in accordance with the guidance in ASU 2025-04.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company plans to adopt this pronouncement in line with these effective dates. While the Company is currently evaluating the operational and financial reporting implications of this standard, the Company expects the adoption of ASU 2024-03 to result in enhanced disclosures regarding the type and nature of expenses included within the financial statement line items or similarly disaggregated expense disclosures.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” ("ASU 2025-06"). ASU 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06 can be applied prospectively, retrospectively, or with a modified transition approach, and is effective for the Company for annual reporting as well as interim period reporting beginning in fiscal year 2028 with early adoption permitted. The ASU changes the timing of when certain costs begin to be capitalized for internal-use software projects, while retaining the criteria for what costs are capitalized and when capitalization ceases. The Company is currently evaluating the impact of adopting ASU 2025-06 on its condensed consolidated financial statements and related disclosures.
3.    Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue from customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform services revenue, net	$165,737	$155,774	$485,646	$430,778
Other services revenue	10,442	7,532	32,326	21,993
Total net revenue	$176,179	$163,306	$517,972	$452,771
Contract Balances
The following table provides information about contract assets and deferred revenue:

Contract balance	Balance sheet line reference	September 30, 2026	December 31, 2025
Contract assets - current	Prepaid expenses and other current assets	$6,022	$4,021
Contract assets - non-current	Other assets	7,386	6,688
Total contract assets		$13,408	$10,709
Deferred revenue - current	Accrued expenses and other current liabilities	$9,499	$11,762
Deferred revenue - non-current	Other liabilities	3,139	2,640
Total deferred revenue		$12,638	$14,402
Net revenue recognized during the three months ended September 30, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $3.2 million and $5.0 million, respectively. Net revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $7.4 million and $12.0 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future stand-ready obligations to process transactions throughout the contractual term. As of September 30, 2026, the aggregate transaction price allocated to our remaining performance obligations was $36.2 million. The Company expects to recognize approximately 79% within two years and the remaining 21% over the next three to five years.

4.    Business Combinations
TransactPay
The Company completed its acquisition of TransactPay on July 31, 2025. Refer to Note 4, “Business Combinations,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding this acquisition. The measurement period for the acquisition ended during the three months ended September 30, 2026. The Company finalized the purchase price and allocation of the purchase price during that period with no adjustments to the amounts reported as of December 31, 2025. As part of the acquisition agreement, the Company withheld a portion of the shareholder closing consideration to cover potential losses for indemnified events (the "Indemnification Holdback"). The Company released the Indemnification Holdback during the three months ended September 30, 2026 for $2.2 million. As a result, no Indemnification Holdback liability was outstanding as of September 30, 2026.
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
During the three months ended March 31, 2026, the Company remeasured the Digital Products Earn-out liability based on updated gross profit information, reducing the accrual by $0.9 million. This reduction was recognized as a gain in Other income, net in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2026.
In April 2026, the Company settled both earn-out arrangements for an aggregate payment of approximately $2.7 million, consisting of $2.3 million for the Regulatory Improvement Earn-out and $0.4 million for the Digital Products Earn-out. As a result, no contingent consideration liability was outstanding as of September 30, 2026.
5.    Goodwill and Intangible Assets, net
Goodwill
Goodwill consisted of the following:

Balance as of December 31, 2025	$154,706
Foreign currency adjustment	(1,104)
Balance as of September 30, 2026	$153,602

Intangible Assets, net
The following table presents the Intangible assets resulting from the Company’s business combinations as of the dates presented:

	September 30, 2026	December 31, 2025
Finite-lived intangible assets:
Developed technology	$41,000	$41,000
Customer relationships (1)	6,809	7,059
Total finite-lived intangible assets, gross	47,809	48,059
Accumulated amortization	(25,448)	(18,554)
Total finite-lived Intangible assets, net	22,361	29,505
Indefinite-lived intangible assets:
EMI licenses (1)	21,107	21,883
Total intangible assets, net	$43,468	$51,388
(1) The customer relationships and EMI licenses acquired in the TransactPay acquisition are denominated in Euros. The changes in the carrying amounts reported for these assets since the acquisition date as of September 30, 2026 and December 31, 2025 are attributable to fluctuations in foreign currency exchange rates.
The amortization period for developed technology and customer relationships intangible assets is 7 years and 2 years, respectively. Amortization expense for intangible assets was $2.3 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $7.0 million and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively.
6.    Short-term Investments
The amortized cost, unrealized gain, and estimated fair value of the Company's short-term investments consisted of the following:

	September 30, 2026
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Short-term Investments
Asset-backed securities	$710	$1	$711
Total short-term investments	$710	$1	$711

	December 31, 2025
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Short-term investments
U.S. treasury securities	$55,955	$132	$56,087
Asset-backed securities	6,364	32	6,396
Total short-term investments	$62,319	$164	$62,483
The Company did not have any short-term investments in unrealized loss positions as of September 30, 2026 and December 31, 2025. Generally, the Company does not intend to sell short-term investments that have unrealized losses, and does not anticipate that it is more-likely-than-not that it will be required to sell such securities before any anticipated recovery of the entire amortized cost basis.

There were no realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income (loss) for both the three and nine months ended September 30, 2026 and 2025. The Company determined there were no material credit or non-credit related impairments as of September 30, 2026 and December 31, 2025.
The following table summarizes the stated maturities of the Company’s short-term investments:

	September 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$710	$711	$55,955	$56,087
Due after one year through five years	—	—	6,364	6,396
Total	$710	$711	$62,319	$62,483
7.    Fair Value Measurements
The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
U.S. treasury bills	$258,552	$—	$—	$258,552
Money market funds	104,279	—	—	104,279
Commercial paper	—	76,148	—	76,148
Certificates of deposit	—	19,500	—	19,500
Corporate debt securities	—	3,011	—	3,011
Short-term investments
Asset-backed securities	—	711	—	711
Restricted cash
Money market funds	58,759	—	—	58,759
Total assets measured at fair value	$421,590	$99,370	$—	$520,960

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
U.S. treasury bills	$292,381	$—	$—	$292,381
Money market funds	96,042	—	—	96,042
Commercial paper	—	41,450	—	41,450
Certificates of deposit	—	35,213	—	35,213
Corporate debt securities	—	16,059	—	16,059
Short-term investments
U.S. treasury securities	56,087	—	—	56,087
Asset-backed securities	—	6,396	—	6,396
Restricted cash
Money market funds	45,786	—	—	45,786
Total assets measured at fair value	$490,296	$99,118	$—	$589,414

The Company classifies money market funds, U.S. treasury bills, commercial paper, certificates of deposit, U.S. treasury securities, asset-backed securities, and corporate debt securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
There were no transfers of financial instruments between the fair value hierarchy levels during the three and nine months ended September 30, 2026, or the year ended December 31, 2025.
8.    Certain Balance Sheet Components
Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Internally developed and purchased software	$115,528	$86,435
Computer equipment	9,311	9,678
Leasehold improvements	5,832	9,666
Furniture and fixtures	1,277	2,442
Total property and equipment, gross	131,948	108,221
Accumulated depreciation and amortization	(62,332)	(48,311)
Property and equipment, net	$69,616	$59,910
Depreciation and amortization expense related to property and equipment was $7.9 million and $5.6 million for the three months ended September 30, 2026 and 2025, respectively, and $21.8 million and $14.6 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company capitalized $10.4 million and $11.0 million as internal-use software development costs during the three months ended September 30, 2026 and 2025, respectively, and $32.0 million and $30.5 million during the nine months ended September 30, 2026 and 2025, respectively.
Other Assets
Other assets consisted of the following:

	September 30, 2026	December 31, 2025
Deferred tax assets, net	$104,921	$542
Contract assets, noncurrent	7,386	6,688
Other	8,544	8,209
Other assets	$120,851	$15,439
The increase in deferred tax assets, net as of September 30, 2026 primarily reflects the recognition of deferred tax assets related to U.S. net operating losses, federal tax credits carryforwards, and capitalized research and development expenditures following the release of a significant portion of the related valuation allowances during the three and nine months ended September 30, 2026. See Note 13 for additional information.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued costs of revenue	$103,950	$103,882
Accrued compensation and benefits	32,941	47,702
Deferred revenue	9,499	11,762
Due to Issuing Banks	7,721	7,721
Operating lease liabilities, current portion	2,643	3,022
Accrued professional services	2,391	2,308
Accrued tax liabilities	2,194	8,966
Holdback consideration liability (see Note 4)	—	2,353
Contingent consideration liability (see Note 4)	—	3,677
Other accrued liabilities	6,330	24,400
Accrued expenses and other current liabilities	$167,669	$215,793
9.    Commitments and Contingencies
Letter of Credit and Restricted Cash
In connection with the Oakland lease, the Company is required to provide the landlord a $0.9 million letter of credit. The Company has secured this letter of credit by depositing $0.9 million with the issuing financial institution. During the second quarter of 2026, the Company established a $1.2 million deposit held at an Issuing Bank, which serves as collateral to ensure settlement of cardholder transactions with the Card Networks in the event that cardholder funds are not deposited in time. Both amounts are classified as long-term restricted cash and recorded in other assets on the Condensed Consolidated Balance Sheets.
As of September 30, 2026, the balance of restricted cash associated with customer funds was $265.3 million, of which $58.8 million is invested in money market funds.
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
On December 10, 2024, a second putative securities class action lawsuit, captioned Ford v. Marqeta, Inc., et al., Case No. 24-cv-08892 (N.D. Cal.), was filed in the same Court against the same Defendants alleging violations of the same federal securities laws. The second lawsuit asserted similar theories of liability as the first lawsuit but alleges a broader putative class period of between May 7, 2024 and November 4, 2024 and some additional and/or different allegations on which the claims are based. Both lawsuits (collectively, the “Securities Actions”) seek to recover damages on behalf of shareholders who acquired shares of the Company’s common stock during their respective putative class periods. The Securities Actions have been consolidated into one consolidated securities litigation captioned In re Marqeta, Inc. Securities Litigation,

Case No. 24-08874-YGR (N.D. Cal.) and the Court has appointed a lead plaintiff and lead plaintiff’s counsel in the matter. On April 10, 2025, the lead plaintiff filed a consolidated amended complaint, which alleges a putative class period of between February 28, 2024 and November 4, 2024. The Company and the other Defendants filed a motion to dismiss the consolidated amended complaint on May 15, 2025.
On November 3, 2025, a settlement was reached, in principle, with the lead plaintiff’s counsel to resolve the Securities Actions for payments totaling $13.0 million, subject to judicial approvals. The Company’s Directors & Officers insurance policy includes a $5.0 million self-insured retention that applies to covered losses related to the Securities Actions, including legal defense fees and settlement payments. In September 2026, the Court granted preliminary approval of the settlement. The Company and insurers have funded their respective portions of the settlement fund. The fairness and final approval hearing for the settlement is scheduled for January 2027.
As a result of the funding, the $13.0 million settlement liability previously recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2025 was released during the three months ended September 30, 2026, and the corresponding insurance recovery receivable previously recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of December 31, 2025 was reduced to an immaterial balance as of September 30, 2026. The Company expects to continue to incur legal fees in connection with this matter through final approval. Such fees are expected to be recoverable under the Company’s insurance policy and are not expected to be material.
On February 4, 2025, a putative shareholder derivative lawsuit, captioned Smith v. Khalaf, et al., Case No. 25-cv-01174 (N.D. Cal.), was filed in the same Court against certain of the Company’s current and former officers and its Board of Directors (as then constituted), and names the Company as a nominal defendant. This lawsuit asserts claims for breach of fiduciary duties and violations of federal securities laws, among other claims, between the time period of May 7, 2024 and November 4, 2024 under similar theories as the Securities Actions. Two other substantially similar putative shareholder derivative lawsuits, captioned Ojserkis v. Khalaf, et al., Case No. 25-cv-01883 (N.D. Cal.) and Preciado v. Khalaf, et al., Case No. 3:25-cv-02100 (N.D. Cal.), were filed on February 21, 2025 and February 27, 2025, respectively. All three putative shareholder derivative suits have been consolidated into one lawsuit captioned In re Marqeta, Inc. Derivative Litigation, Case No. 4:25-cv-01174-YGR (N.D. Cal.) (the “N.D. Cal. Derivative Actions”). A fourth substantially similar putative shareholder derivative lawsuit, captioned Prasad Murthy v. Simon Khalaf, et al., Case No: 2026-0670-KSJM (Del. Ch.) was filed on May 27, 2026 in the Delaware Court of Chancery. The defendants, including the Company as nominal defendant, have not been served with the complaint. On October 9, 2026, the parties to the N.D. Cal. Derivative Actions entered into a term sheet providing for the implementation of certain corporate governance reforms as part of the settlement of the derivative actions, which settlement is subject to court approval.
Settlement of Payment Transactions
Pre-funding amounts deposited by program management customers into accounts maintained at Issuing Banks may only be used to settle customers’ payment transactions, and are not subject to the same safeguarding regulations as TransactPay’s customer funds, and as such, are not considered assets of the Company. Accordingly, the funds held in customers’ accounts at Issuing Banks are not reflected on the Company’s Condensed Consolidated Balance Sheets. If a customer does not have sufficient funds to settle a transaction, the Company is liable to the Issuing Bank to settle the transaction and would therefore incur losses if such amounts cannot be subsequently recovered from the customer. The Company did not incur material losses of this nature during the three and nine months ended September 30, 2026 and 2025, respectively.
Indemnifications
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify customers, Card Networks, Issuing Banks, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. With respect to Issuing Banks, the Company has received requests for indemnification from time to time and may indemnify an Issuing Bank for losses such Issuing Bank may incur for non-compliance with applicable laws and regulations, if those losses resulted from the

Company’s failure to perform under its program agreement. No significant claims have been incurred during the three and nine months ended September 30, 2026 and 2025.
In addition, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. As of September 30, 2026 and December 31, 2025, no demands have been made upon the Company to provide indemnification under such agreements, and the Company is not aware of any claims that could have a material effect on its Condensed Consolidated Financial Statements.
The Company also includes service level commitments to its customers, warranting certain levels of performance and permitting these customers to receive credits in the event the Company fails to meet the levels outlined in their respective agreements. No material credits were issued during the three and nine months ended September 30, 2026 and 2025.
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
The following table presents the share-based compensation expense by award type recognized within the following line items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Balance Sheet in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	$18,580	$23,132	$57,790	$71,041
Stock options	456	1,185	1,805	4,808
Performance restricted stock units	2,281	1,172	3,739	2,244
Employee Stock Purchase Plan	148	215	505	596
Share-based compensation recorded within Compensation and benefits	21,465	25,704	63,839	78,689
Property and equipment (capitalized internal-use software)	2,059	2,941	7,052	8,649
Total share-based compensation expense	$23,524	$28,645	$70,891	$87,338
Restricted Stock Units and Performance Share Units
A summary of the Company's restricted stock units (RSUs) and performance-based restricted stock units (PSUs) activity under the Plans was as follows:

	Number of Units	Weighted- average grant date fair value per share
Balance as of December 31, 2025	7,271	$19.52
Granted	7,467	$15.93
Vested	(3,675)	$19.68
Forfeited	(1,921)	$17.66
Balance as of September 30, 2026	9,142	$16.92
As of September 30, 2026, unrecognized compensation expense related to unvested RSUs and PSUs was $139.1 million. These costs are expected to be recognized over a weighted-average period of 2.0 years.

Stock Options
A summary of the Company's stock option activity under the Plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted - Average remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2025	2,049	$27.42	5.73	$7,321
Granted	—	$—
Exercised	(9)	$5.76
Forfeited	—	$—
Balance as of September 30, 2026	2,040	$27.52	4.98	$5,540
Exercisable as of September 30, 2026	2,000	$27.65	4.95	$5,524
Vested as of September 30, 2026	2,000	$27.65	4.95	$5,524
(1) Intrinsic value is calculated based on the difference between the exercise price of in-the-money-stock options and the fair value of the common stock as of the respective balance sheet dates.
As of September 30, 2026, aggregate unrecognized compensation expense related to unvested outstanding stock options was $0.5 million. These costs are expected to be recognized over a weighted-average period of 0.3 years.

11.    Stockholders’ Equity Transactions
As disclosed above in Note 1, “Business Overview and Basis of Presentation”, all share and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.
Warrant to Purchase Common Stock
On September 2, 2026, in connection with the renewal of a commercial agreement, the Company issued a warrant to a certain customer to purchase up to 550,000 shares of the Company's Class A common stock (the “2026 Warrant”). Upon exercise of the earned portion of the 2026 Warrant, the customer will be entitled to purchase shares of the Company’s Class A common stock at a price of $0.01 per share. A warrant was previously issued to the same customer under the original agreement executed in September 2020. No warrant previously issued to the customer remained outstanding prior to the issuance of the 2026 Warrant. The 2026 Warrant is classified as an equity instrument and treated as consideration payable to a customer. The Company determined the grant-date fair value of the 2026 Warrant to be $16.81 per share underlying the warrant based on the Black-Scholes valuation model.
Upon execution of the agreement in the third quarter of 2026, the portion of the 2026 Warrant representing the right to purchase 25,000 shares was earned. The $0.4 million total grant-date fair value of this earned portion of the 2026 Warrant was capitalized, with an offsetting credit to additional paid-in capital, and is being recognized on a straight-line basis as a reduction of net revenue over the five-year contract term. The remaining portion of the 2026 Warrant, representing the right to purchase up to 525,000 shares, could be earned and become exercisable in tranches, subject to the terms of the 2026 Warrant, upon the achievement of specific milestones related to transaction volume over the five-year term. The grant-date fair value of any portion of the 2026 Warrant that is earned is recognized as a reduction of net revenue in the period the related volume tier is achieved, with a corresponding credit to additional paid-in capital.
Portions of the 2026 Warrant that are earned between July 1 of any year and June 30 of the following year will become vested and exercisable at any time on or after August 1 of the following year. For example, portions that are earned between July 1, 2026 and June 30, 2027 vest and become exercisable on August 1, 2027.
As of September 30, 2026, the portion of the 2026 Warrant representing the right to purchase 36,250 shares has been earned, but is not exercisable until August 1, 2027. The Company recorded a $0.2 million reduction in net revenue related to the earned portion of the 2026 Warrant for both the three and nine months ended September 30, 2026.

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
During the nine months ended September 30, 2025, the Company repurchased approximately 4.8 million shares under the 2024 Share Repurchase Program for a total cost of $80.5 million, at an average price of $16.80 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $1.1 million during the nine months ended September 30, 2025 were reflected as a reduction to common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. Repurchases under the 2024 Share Repurchase Program were completed as of March 31, 2025.

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
During the three and nine months ended September 30, 2025, the Company repurchased approximately 0.8 million and 11.4 million shares under the February 2025 Share Repurchase Program for $19.3 million and $212.4 million, at an average price of $24.48 and $18.68 per share, respectively. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of $0.1 million and $2.7 million during the three and nine months ended September 30, 2025, respectively, were reflected as a reduction to common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. Repurchases under the February 2025 Share Repurchase Program were completed as of December 31, 2025.
On December 4, 2025, the Company’s Board of Directors authorized an additional share repurchase program of up to $100 million of the Company’s Class A common stock (the “December 2025 Share Repurchase Program”). Under the December 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements. The December 2025 Share Repurchase Program had no set expiration date.
The Company has revised its previously reported remaining authorization as of the date of filing of its Quarterly Report on Form 10-Q filed with the SEC on August 4, 2026, as well as the Current Report on Form 8-K filed with the SEC on August 4, 2026, which was understated by $1.3 million due to clerical errors identified by the Company and a vendor. After giving effect to the correction, the available amount remaining under authorization as of June 30, 2026 was $2.1 million. There was no material change to stockholders' equity as a result of the revision. The Company has assessed the materiality of the errors and determined they were not material to the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.
During the three and nine months ended September 30, 2026, the Company repurchased approximately 0.1 million and 5.7 million shares under the December 2025 Share Repurchase Program for $2.1 million and $92.2 million, at an average price of $16.40 and $16.21 per share, respectively. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes of an immaterial amount and $1.1 million during the three and nine months ended September 30, 2026, respectively, are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. Repurchases under the December 2025 Share Repurchase Program were completed as of September 30, 2026.
On August 3, 2026, the Company’s Board of Directors unanimously approved an additional share repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s Class A common stock (the “August 2026 Share Repurchase Program”).
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
During the three and nine months ended September 30, 2026, the Company repurchased approximately 0.6 million shares under the August 2026 Share Repurchase Program for $9.7 million, at an average price of $16.21 per share. The aggregate cost of the shares repurchased and the related transaction costs and excise taxes, which were immaterial, during the three and nine months ended September 30, 2026, are reflected as a reduction to Common stock and Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2026, $140.3 million remained available for future share repurchases under the August 2026 Share Repurchase Program.
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

The Company calculated basic and diluted net income (loss) per share attributable to common stockholders as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income (loss) attributable to common stockholders, basic	$106,461	$8,981	$(3,355)	$(269)	$120,716	$10,127	$(11,644)	$(887)
Net income (loss) attributable to common stockholders, diluted	$106,256	$9,186	$(3,355)	$(269)	$120,469	$10,374	$(11,644)	$(887)
Denominator
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	96,130	8,110	103,865	8,314	97,434	8,174	109,253	8,320
Effect of dilutive potential shares of common stock	1,230	307	—	—	1,062	308	—	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	97,360	8,417	103,865	8,314	98,496	8,482	109,253	8,320

Net income (loss) per share attributable to common stockholders, basic	$1.11	$1.11	$(0.03)	$(0.03)	$1.24	$1.24	$(0.11)	$(0.11)
Net income (loss) per share attributable to common stockholders, diluted	$1.09	$1.09	$(0.03)	$(0.03)	$1.22	$1.22	$(0.11)	$(0.11)
As the liquidation and dividend rights are identical for Class A common stock and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting income or loss per share will, therefore, be the same for both Class A common stock and Class B common stock on an individual or combined basis.
The following potentially dilutive securities were excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2025 because including them would have had an anti-dilutive effect as the Company was in a loss position during the period:

	Class A	Class B
Warrants to purchase Class B common stock	—	283
Stock options, restricted stock, and employee stock purchase plan	9,544	962
Total	9,544	1,245
Potentially dilutive securities that were excluded from the computation of diluted net income per share during the three and nine months ended September 30, 2026 because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Stock options, restricted stock, and employee stock purchase plan	2,173	473	2,848	473

13.    Income Tax
The Company recorded income tax benefit of $104.4 million and income tax expense of $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and an income tax benefit of $103.7 million and income tax expense of $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The benefit for income taxes for the three and nine months ended September 30, 2026 was mainly attributable to the release of a significant portion of the valuation allowance on the Company’s U.S. federal and certain states’ deferred tax assets, which resulted in a $106.6 million income tax benefit, partially offset by income tax expense from current period activity.
The provision for income taxes recorded in the three and nine months ended September 30, 2025 consists of state and foreign income taxes in foreign jurisdictions in which the Company conducts business.
The Company regularly assesses the need for a valuation allowance on its deferred tax assets. In performing that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized. The determination of the realizability of deferred tax assets involves significant judgment and relies on management's estimates of future taxable income.
The Company had cumulative U.S. pre-tax book income, adjusted for permanent book-tax differences, over the twelve-quarter period ended September 30, 2026 and expects to continue to sustain this profitability position for the foreseeable future. This cumulative profitability represents objective and verifiable positive evidence that carries significant weight. After evaluating all available positive and negative evidence, including this cumulative profitability and anticipated future earnings, the Company concluded that it is more-likely-than-not that the U.S. federal and certain states’ deferred tax assets are realizable. As a result of this change in judgment, the Company released a significant portion of the valuation allowance previously recorded against its U.S. deferred tax assets during the three and nine months ended September 30, 2026. The majority of the released valuation allowance related to U.S. federal and state net operating losses, federal tax credit carryforwards and capitalized research and development (“R&D”) expenditures. Because the change in estimate occurred during an interim period, the portion of the valuation allowance release attributable to current year income was included in the estimated annual effective tax rate, while the release supported by projections of future taxable income is recorded as a discrete benefit. The Company released $106.6 million of valuation allowance as a discrete tax benefit during the three and nine months ended September 30, 2026.
The Company’s judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in expectations of future profitability in the U.S. and changes in tax laws or regulations. The Company will continue to maintain a valuation allowance against deferred tax assets where the Company believes that it is more-likely-than-not that some or all the deferred tax assets will not be realized. The remaining valuation allowance as of September 30, 2026 was $11.0 million, maintained against deferred tax assets related to California R&D credits.
The Company is subject to income tax examination in the United States and foreign jurisdictions. Because the Company has net operating loss and R&D tax credits carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. The Company believes it has provided adequate reserves for uncertain tax positions in all open tax years.
14.    Concentration Risks and Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents held with financial institutions may exceed federally insured limits, posing potential credit risk.
As of September 30, 2026, short-term investments were insignificant. As of December 31, 2025, short-term investments were $62.5 million. There was no concentration of securities of the same issuer with an aggregate fair value greater than 5% of the total balance, except for U.S. treasury securities, which amounted to $56.1 million, or 90%, at December 31, 2025.

A significant portion of the Company's payment transactions are settled through one Issuing Bank, Sutton Bank. For the three months ended September 30, 2026 and 2025, 55% and 63%, respectively, of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank. For the nine months ended September 30, 2026 and 2025, 58% and 65%, respectively, of Total Processing Volume, which is the total dollar amount of payments processed through the Company’s platform, net of returns and chargebacks, was settled through Sutton Bank.
The Company derives a significant portion of its revenue from one customer. This customer accounted for 41% and 44% of net revenue for the three months ended September 30, 2026 and 2025, respectively, and 42% and 45% of net revenue for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, two separate customers accounted for 16% and 14% of the Company’s accounts receivable balance. As of December 31, 2025, two separate customers accounted for 12% and 12% of the Company’s accounts receivable balance.
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
The following is the information used by the CODM in assessing segment performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$176,179	$163,306	$517,972	$452,771
Costs of revenue	54,079	48,749	156,407	135,474
Gross profit	122,100	114,557	361,565	317,297
Significant expenses:
Employee compensation and benefits	55,851	59,167	169,757	173,641
Share based compensation	21,465	25,704	63,839	78,689
Technology	18,028	16,942	54,511	47,855
Depreciation and amortization	10,247	7,019	28,797	19,003
Professional services	4,124	5,518	14,375	15,432
Occupancy	1,096	1,058	2,815	2,818
Marketing and advertising	972	895	3,364	2,075
Other operating expenses	4,042	8,624	12,102	15,920
Income (loss) from operations	6,275	(10,370)	12,005	(38,136)
Interest income	5,034	7,707	15,296	26,564
Other expense	(260)	(463)	(153)	(20)
Income tax (benefit) expense	(104,393)	498	(103,695)	939
Segment and consolidated net income (loss)(1)	$115,442	$(3,624)	$130,843	$(12,531)
(1) The Company operates as a single reportable segment that is managed on a consolidated basis, therefore the Company’s segment net income (loss) is the same as the Company’s consolidated net income (loss).

Net revenue outside of the United States, based on the billing address of the customer, was 15% and 14%, for the three months ended September 30, 2026 and 2025, respectively, and was 15% and 13%, for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and December 31, 2025, tangible long lived assets outside of the US were not material and not used by the CODM in assessing and evaluating financial performance and allocating resources.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2025 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As discussed in the section titled “Note About Forward-Looking Statements”, our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth or incorporated by reference under the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2025 Annual Report.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands unless otherwise noted)	2026	2025	2026	2025
Total Processing Volume (TPV) (in millions)	$126,493	$97,962	$359,276	$273,819

Net revenue	$176,179	$163,306	$517,972	$452,771
Gross profit	$122,100	$114,557	$361,565	$317,297
Gross margin	69%	70%	70%	70%
Net income (loss)	$115,442	$(3,624)	$130,843	$(12,531)
Net income (loss) margin	66%	(2)%	25%	(3)%
Total operating expenses	$115,825	$124,927	$349,560	$355,433

Non-GAAP Measures:
Adjusted EBITDA	$38,772	$30,312	$109,531	$78,900
Adjusted EBITDA margin	22%	19%	21%	17%
Adjusted operating expenses	$83,328	$84,245	$252,034	$238,397
Total Processing Volume (“TPV”) - TPV represents the total dollar amount of payments processed through our platform, net of returns and chargebacks. We believe that TPV is a key operating metric and a principal indicator of the market adoption of our platform, growth of our brand, growth of our customers' businesses and scale of our business.
Adjusted EBITDA - Adjusted EBITDA is a non-GAAP financial measure that is calculated as Net income (loss) adjusted, as applicable, to exclude depreciation and amortization; share-based compensation expense; payroll tax related to share-based compensation; restructuring and other one-time costs; acquisition related expenses which consist of due diligence costs, transaction costs and integration costs related to potential or successful acquisitions and cash and non-cash postcombination compensation expenses; non-recurring litigation expense; income tax (benefit) expense; and other income, net, which consists primarily of interest income from our short-term investments and cash deposits, impairment of financial instruments and realized foreign currency gains and losses. We believe that Adjusted EBITDA is an important measure of operating performance because it allows management and our Board of Directors to evaluate and compare our core operating results, including our operating efficiencies, from period to period. Additionally, we utilize Adjusted EBITDA as an input into our calculation of our annual employee bonus plans and performance-based restricted stock units. See the section below titled “Use of Non-GAAP Financial Measures” for a discussion of the use of non-GAAP measures, and a reconciliation of Net income (loss) to Adjusted EBITDA.
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
Income Tax (Benefit) Expense
Income tax expense generally consists of U.S. federal and state income taxes, and income taxes related to certain foreign jurisdictions. We regularly assess the need for a valuation allowance on our deferred tax assets. We had cumulative U.S. pre-tax book income, adjusted for permanent book-tax differences, over the twelve-quarter period ended September 30, 2026, and expect to continue to sustain this profitability position for the foreseeable future. This cumulative profitability represents objective and verifiable positive evidence that carries significant weight that supported the realization of the U.S. federal and certain states’ deferred tax assets as of September 30, 2026. After evaluating all available positive and negative evidence, including this cumulative profitability and anticipated future earnings, we concluded that it is more-likely-than-not that the U.S. federal and certain states’ deferred tax assets are realizable as of September 30, 2026. As a result, we released a significant portion of our valuation allowance on the deferred tax assets in the U.S., resulting in the recognition of deferred tax assets and income tax benefit of $106.6 million during the three and nine months ended September 30, 2026, which was partially offset by income tax expense from current period activity. The release resulted in a discrete, non-cash increase in GAAP income tax benefit, and a corresponding increase in GAAP net income and GAAP earnings per share for the three and nine months ended September 30, 2026.
We expect cash taxes to remain below book income tax expense as we utilize net operating loss and tax credit carryforwards, subject to applicable limitations. We will continue to assess all available evidence each reporting period. Our judgment regarding the need for a valuation allowance may change due to the level of tax profitability we achieve, changes in enacted tax law, or other factors.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net revenue	$176,179	$163,306	$517,972	$452,771
Costs of revenue	54,079	48,749	156,407	135,474
Gross profit	122,100	114,557	361,565	317,297
Operating expenses:
Compensation and benefits	77,316	84,871	233,596	252,330
Technology	18,028	16,942	54,511	47,855
Depreciation and amortization	10,247	7,019	28,797	19,003
Professional services	4,124	5,518	14,375	15,432
Occupancy	1,096	1,058	2,815	2,818
Marketing and advertising	972	895	3,364	2,075
Other operating expenses	4,042	8,624	12,102	15,920
Total operating expenses	115,825	124,927	349,560	355,433
Income (loss) from operations	6,275	(10,370)	12,005	(38,136)
Other income, net	4,774	7,244	15,143	26,544
Income (loss) before income tax (benefit) expense	11,049	(3,126)	27,148	(11,592)
Income tax (benefit) expense	(104,393)	498	(103,695)	939
Net income (loss)	$115,442	$(3,624)	$130,843	$(12,531)

Comparison of the Three Months Ended September 30, 2026 and 2025
Net Revenue

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net revenue:
Total platform services, net	$165,737	$155,774	$9,963	6%
Other services	10,442	7,532	2,910	39%
Total net revenue	$176,179	$163,306	$12,873	8%

Total Processing Volume (TPV) (in millions)	$126,493	$97,962	$28,531	29%
Total platform services, net revenue increased by $10.0 million, or 6%, for the three months ended September 30, 2026, compared to the same period in 2025. The overall increase in platform services revenue was primarily driven by a 29% increase in TPV, partially offset by unfavorable shifts in our card program mix, particularly the expansion of programs where we provide processing services with minimal or no program management.
Other services revenue increased by $2.9 million, or 39%, for the three months ended September 30, 2026, compared to the same period in 2025, primarily driven by higher card-related fulfillment, including card replacements and increased customer card shipments.
The increase in TPV was driven by strong performance across all our major use cases, particularly financial services, lending including buy-now-pay later, and expense management. TPV for our top five customers, based on their individual processing volumes in each respective period, increased 24%, in the three months ended September 30, 2026, compared to the same period in 2025 while TPV from all other customers, as a group, grew 43%, over the same period. Note that the composition of the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Costs of revenue:
Card Network fees, net	$41,292	$38,822	$2,470	6%
Issuing Bank fees	5,230	4,500	730	16%
Other	7,557	5,427	2,130	39%
Total costs of revenue	$54,079	$48,749	$5,330	11%

Gross profit	$122,100	$114,557	$7,543	7%
Gross margin	69%	70%
Costs of revenue increased by $5.3 million, or 11%, for the three months ended September 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher Card Network and Issuing Bank fees associated with the increase in TPV. In addition, we recognized higher costs related to card-related fulfillment, including card replacements and increased customer card shipments.
As the increase in costs of revenue was outpaced by the net revenue growth discussed above, gross profit increased by $7.5 million, or 7%, while gross margin remained relatively stable, declining by only 1 percentage point year over year.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$55,851	$59,167	$(3,316)	(6)%
Share-based compensation	21,465	25,704	(4,239)	(16)%
Total compensation and benefits	77,316	84,871	(7,555)	(9)%
Percentage of net revenue	44%	52%
Technology	18,028	16,942	1,086	6%
Percentage of net revenue	10%	10%
Depreciation and amortization	10,247	7,019	3,228	46%
Percentage of net revenue	6%	4%
Professional services	4,124	5,518	(1,394)	(25)%
Percentage of net revenue	2%	3%
Occupancy	1,096	1,058	38	4%
Percentage of net revenue	1%	1%
Marketing and advertising	972	895	77	9%
Percentage of net revenue	1%	1%
Other operating expenses	4,042	8,624	(4,582)	(53)%
Percentage of net revenue	2%	5%
Total operating expenses	$115,825	$124,927	$(9,102)	(7)%
Percentage of net revenue	66%	76%
Salaries, bonus, benefits, and payroll taxes decreased by $3.3 million, or 6%, for the three months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily driven by lower postcombination compensation expenses for former Power Finance employees and lower year-over-year severance and one-time retention bonuses awarded to certain key employees during the three months ended September 30, 2026, compared to the same period in 2025. The decrease was partially offset by higher wages as a result of higher headcount.
Share-based compensation decreased by $4.2 million, or 16%, for the three months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily driven by the full vesting of higher grant-date fair value awards issued in prior years. These older awards are being replaced by new awards granted in more recent periods that carry lower grant-date fair values.
Technology expenses increased by $1.1 million, or 6%, for the three months ended September 30, 2026, compared to the same period in 2025. This increase was mainly driven by higher software licenses to support system and tool implementations amid ongoing business growth.
Depreciation and amortization expense increased by $3.2 million, or 46%, for the three months ended September 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher amortization of internally developed software as additional projects were capitalized and placed into service.
Professional services expenses decreased by $1.4 million, or 25%, for the three months ended September 30, 2026, compared to the same period in 2025 primarily driven by lower legal and professional fees.
Occupancy expense remained relatively flat for the three months ended September 30, 2026, compared to the same period in 2025.
Marketing and advertising expenses remained relatively flat for the three months ended September 30, 2026, compared to the same period in 2025.

Other operating expenses decreased by $4.6 million, or 53%, for the three months ended September 30, 2026 compared to the same period in 2025. This decrease was primarily due to $4.3 million of legal contingency expense recognized in the three months ended September 30, 2025 associated with the securities class action lawsuit.
Other Income, net

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Other income, net	$4,774	$7,244	$(2,470)	(34)%
Percentage of net revenue	3%	4%
Other income, net decreased by $2.5 million, or 34%, for the three months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily driven by lower interest income from our short-term investment portfolio and cash balances, as average balances were lower due to share repurchases completed in 2025 and through the nine months ended September 30, 2026. We also realized lower average yields during the third quarter of 2026 compared to the same period in 2025.
Income Tax (Benefit) Expense

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Income tax (benefit) expense	$(104,393)	$498	$(104,891)	nm
nm - Not meaningful
Income tax benefit was $104.4 million for the three months ended September 30, 2026, compared to an income tax expense of $0.5 million for the three months ended September 30, 2025. The year-over-year change was mainly attributable to a $106.6 million benefit from the release of a significant portion of the valuation allowance on our U.S. federal and certain states’ deferred tax assets during the three months ended September 30, 2026, partially offset by income tax expense from current period activity. The release of the valuation allowance was recorded as a discrete tax benefit and resulted in the recognition of certain deferred tax assets and a corresponding increase to net income for the three months ended September 30, 2026.
Customer Concentration
We generated 41% and 44% of our net revenue from our largest customer, Block, during the three months ended September 30, 2026 and 2025, respectively.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Net Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net revenue:
Total platform services, net	$485,646	$430,778	$54,868	13%
Other services	32,326	21,993	10,333	47%
Total net revenue	$517,972	$452,771	$65,201	14%

Total Processing Volume (TPV) (in millions)	$359,276	$273,819	$85,457	31%
Total platform services, net revenue increased by $54.9 million, or 13%, for the nine months ended September 30, 2026, compared to the same period in 2025. The overall increase in platform services revenue was primarily driven by a 31% increase in TPV, partially offset by unfavorable shifts in our card program mix, particularly the expansion of programs where we provide processing services with minimal or no program management.
Other services revenue increased by $10.3 million, or 47% in the nine months ended September 30, 2026, compared to the same period in 2025, driven by higher card-related fulfillment, including card replacements and increased customer card shipments and professional services rendered for a certain network integration project that was completed in the first quarter of 2026.
The TPV increase was driven by robust growth across all major use cases, particularly financial services, lending including buy-now-pay later, and expense management. TPV for our top five customers, based on their individual processing volumes in each respective period, grew by 25% for the nine months ended September 30, 2026, compared to the same period in 2025. TPV from all other customers, as a group, increased by 50% in the nine months ended September 30, 2026, compared to the same period in 2025. Note that the composition of the top five customers may differ between the two periods.
Costs of Revenue and Gross Margin

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Costs of revenue:
Card Network fees, net	$120,188	$105,737	$14,451	14%
Issuing Bank fees	14,813	12,997	1,816	14%
Other	21,406	16,740	4,666	28%
Total costs of revenue	$156,407	$135,474	$20,933	15%

Gross profit	$361,565	$317,297	$44,268	14%
Gross margin	70%	70%
Costs of revenue increased by $20.9 million, or 15%, for the nine months ended September 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher Card Network and Issuing Bank fees associated with the increase in TPV. The remaining increase was driven by costs related to higher card-related fulfillment, including card replacements and increased customer card shipments.
As the increase in costs of revenue was outpaced by the net revenue growth discussed above, gross profit increased by $44.3 million, or 14%, while gross margin remained flat for the nine months ended September 30, 2026, compared to the same period in 2025.

Operating Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Operating expenses:
Salaries, bonus, benefits and payroll taxes	$169,757	$173,641	$(3,884)	(2)%
Share-based compensation	63,839	78,689	(14,850)	(19)%
Total compensation and benefits	233,596	252,330	(18,734)	(7)%
Percentage of net revenue	45%	56%
Technology	54,511	47,855	6,656	14%
Percentage of net revenue	11%	11%
Depreciation and amortization	28,797	19,003	9,794	52%
Percentage of net revenue	6%	4%
Professional services	14,375	15,432	(1,057)	(7)%
Percentage of net revenue	3%	3%
Marketing and advertising	3,364	2,075	1,289	62%
Percentage of net revenue	1%	—%
Occupancy	2,815	2,818	(3)	—%
Percentage of net revenue	1%	1%
Other operating expenses	12,102	15,920	(3,818)	(24)%
Percentage of net revenue	2%	4%
Total operating expenses	$349,560	$355,433	$(5,873)	(2)%
Percentage of net revenue	67%	79%
Salaries, bonus, benefits, and payroll taxes decreased by $3.9 million, or 2%, for the nine months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily driven by lower postcombination compensation expenses for former Power Finance employees, higher capitalized salaries, bonuses, and benefits costs related to internal-use software development and lower year-over-year severance and one-time retention bonuses awarded to certain key employees. These savings were mostly offset by higher salaries and contractor expenses due to an increase in headcount.
Share-based compensation decreased by $14.9 million, or 19%, for the nine months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily driven by the full vesting of higher grant-date fair value awards issued in prior years. These older awards are being replaced by new awards granted in more recent periods that carry lower grant-date fair values.
Technology expenses increased by $6.7 million, or 14%, for the nine months ended September 30, 2026, compared to the same period in 2025, mainly driven by higher licensing and hosting costs to support system and tool implementations amid ongoing business growth.
Depreciation and amortization increased by $9.8 million, or 52%, for the nine months ended September 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher amortization of internally developed software as additional projects were capitalized and placed into service, as well as amortization of the customer relationships intangible asset acquired from TransactPay in the third quarter of 2025.
Professional services expenses decreased by $1.1 million, or 7%, for the nine months ended September 30, 2026, compared to the same period in 2025 primarily driven by lower legal and professional fees.
Marketing and advertising expenses increased by $1.3 million, or 62%, for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to increased spending on brand campaigns and continued investment in marketing and advertising initiatives.

Occupancy expense remained relatively flat for the nine months ended September 30, 2026, compared to the same period in 2025.
Other operating expenses decreased by $3.8 million, or 24%, for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to $4.3 million of legal contingency expense recognized in the nine months ended September 30, 2025 associated with the securities class action lawsuit, partially offset by $0.9 million non-cash impairment charges related to certain internally developed software recorded during the nine months ended September 30, 2026.
Other Income, net

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Other income, net	$15,143	$26,544	$(11,401)	(43)%
Percentage of net revenue	3%	6%
Other income, net decreased by $11.4 million, or 43%, for the nine months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily driven by lower interest income from our short-term investment portfolio and cash balances, as average balances were lower due to share repurchases completed during 2025 and the nine months ended September 30, 2026. We also realized lower average yields during the nine months ended September 30, 2026 compared to the same period in 2025.
Income Tax (Benefit) Expense

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Income tax (benefit) expense	$(103,695)	$939	$(104,634)	nm
nm - Not meaningful
Income tax benefit was $103.7 million for the nine months ended September 30, 2026, compared to an income tax expense of $0.9 million for the nine months ended September 30, 2025. The year-over-year change was mainly attributable to a $106.6 million benefit from the release of a significant portion of the valuation allowance on our U.S. federal and certain states’ deferred tax assets during the nine months ended September 30, 2026, partially offset by income tax expense from current period activity. The release of the valuation allowance was recorded as a discrete tax benefit and resulted in the recognition of certain deferred tax assets and a corresponding increase to net income for the nine months ended September 30, 2026.
Customer Concentration
We generated 42% and 45% of our net revenue from our largest customer, Block, during the nine months ended September 30, 2026 and 2025, respectively.

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

A reconciliation of Net income (loss) to adjusted EBITDA and GAAP operating expenses to Adjusted operating expenses for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net revenue	$176,179	$163,306	$517,972	$452,771
Net income (loss)	$115,442	$(3,624)	$130,843	$(12,531)
Net income (loss) margin	66%	(2)%	25%	(3)%
Total operating expenses	$115,825	$124,927	$349,560	$355,433

Net income (loss)	$115,442	$(3,624)	$130,843	$(12,531)
Share-based compensation expense	21,465	25,704	63,839	78,689
Depreciation and amortization expense	10,247	7,019	28,797	19,003
Payroll tax expense related to share-based compensation	389	583	1,853	2,150
Acquisition-related expenses (1)	317	1,828	1,409	7,315
Restructuring and other one-time costs (2)	79	1,251	1,628	5,582
Non-recurring litigation expense (3)	—	4,297	—	4,297
Other income, net	(4,774)	(7,244)	(15,143)	(26,544)
Income tax (benefit) expense (4)	(104,393)	498	(103,695)	939
Adjusted EBITDA	$38,772	$30,312	$109,531	$78,900
Adjusted EBITDA Margin	22%	19%	21%	17%

Total operating expenses	$115,825	$124,927	$349,560	$355,433
Share-based compensation expense	(21,465)	(25,704)	(63,839)	(78,689)
Depreciation and amortization expense	(10,247)	(7,019)	(28,797)	(19,003)
Payroll tax expense related to share-based compensation	(389)	(583)	(1,853)	(2,150)
Acquisition-related expenses (1)	(317)	(1,828)	(1,409)	(7,315)
Restructuring and other one-time costs (2)	(79)	(1,251)	(1,628)	(5,582)
Non-recurring litigation expense (3)	—	(4,297)	—	(4,297)
Adjusted operating expenses	$83,328	$84,245	$252,034	$238,397
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
(3) Non-recurring litigation expense includes a legal contingency expense related to the Securities Actions recorded during the three and nine months ended September 30, 2025.
(4) The income tax benefit recorded during the three and nine months ended September 30, 2026 was primarily due to the release of valuation allowances related to U.S. federal and certain states’ deferred tax assets, partially offset by the income tax expense from current period activity.
Liquidity and Capital Resources
As of September 30, 2026, our primary sources of liquidity consisted of cash, cash equivalents, and short-term investments totaling $698.2 million, held primarily for working capital purposes. Our cash equivalents and short-term investments consisted primarily of bank deposits, money market funds, U.S. treasury bills, U.S. treasury securities, asset-backed securities, commercial paper, certificates of deposit, and corporate debt securities. We have historically incurred significant operating losses, as reflected in our accumulated deficit. As of the date of filing this Quarterly Report on Form 10-Q, we have access to and control over all our cash, cash equivalents, and short-term investments, with the exception of restricted cash. The majority of our restricted cash amounts are held solely for safeguarding customer funds in connection with TransactPay’s card and e-money wallet programs, and are not available for our general corporate purposes or operations.
The release of the valuation allowance against our U.S. federal and certain states’ deferred tax assets during the three and nine months ended September 30, 2026 was a non-cash item and did not affect our cash, cash equivalents, or short-term investments. Cash taxes paid may increase over time as net operating loss and tax credit carryforwards are utilized or become limited.
Our Board of Directors has periodically authorized share repurchase programs for repurchases of shares of our Class A common stock. Most recently, on August 3, 2026, our Board of Directors authorized an additional share repurchase program authorizing the Company to purchase up to an aggregate of $150 million of the Company’s Class A common stock (the “August 2026 Share Repurchase Program”). Under the August 2026 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The timing and total amount of any stock repurchases will be determined at management's discretion and depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The execution of the repurchase program will be consistent with the Company's capital allocation strategy, which prioritizes investments to grow the business. The August 2026 Share Repurchase Program has no set expiration date, and does not obligate Marqeta to acquire a specific number of shares of Class A common stock and may be canceled or suspended at any time without notice. As of September 30, 2026, $140.3 million remained available for future share repurchases under the August 2026 Share Repurchase Program.
We believe our existing cash and cash equivalents, and short-term investments of $698.2 million as of September 30, 2026, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. As of the date of filing this Quarterly Report on Form 10-Q, we maintain full access to and control over all our cash, cash equivalents and short-term investments, except amounts held as restricted cash. Our future capital requirements will depend on many factors, such as continued investment in product development, platform infrastructure, share repurchases, potential strategic acquisitions, capital expenditures, and global expansion. We plan to allocate cash to support ongoing business investments, infrastructure enhancements, and non-cancellable purchase commitments with cloud-computing service providers and certain Issuing Banks.
As of September 30, 2026, we had $267.5 million in restricted cash, of which $265.3 million is related to the cash and cash equivalents held by TransactPay on behalf of its customers related to card and e-money wallet programs.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$86,156	$109,301
Net cash provided by investing activities	35,258	258,239
Net cash used in financing activities	(174,341)	(316,394)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(52,927)	$51,146
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

Net cash provided by operating activities was $86.2 million for the nine months ended September 30, 2026, compared to $109.3 million for the same period in 2025. The year-over-year change was primarily driven by unfavorable working capital timing, particularly related to accrued expenses and other liabilities, revenue share payable, network incentive receivables, and settlement receivables, partially offset by higher gross profit and lower operating expenses.
Investing Activities
Net cash provided by investing activities primarily consists of proceeds from maturities of short-term investments, while net cash used in investing activities primarily includes purchases of short-term investments, purchases of property and equipment, capitalized costs for internal-use software development, and business combinations when they occur.
Net cash provided by investing activities decreased by $223.0 million to $35.3 million for the nine months ended September 30, 2026, from $258.2 million in the same period in 2025. This decrease was primarily due to restricted cash acquired in the TransactPay acquisition in the prior year, and fewer maturities of short-term investments, partially offset by $44.6 million in net cash used for the TransactPay acquisition during the third quarter of 2025.
Financing Activities
Net cash used in financing activities consists primarily of net payments related to share-based compensation activities, our share repurchase programs, and the net impact of funds payable and amounts owed to customers.
Net cash used in financing activities decreased to $174.3 million for the nine months ended September 30, 2026, from $316.4 million in the same period in 2025. The decrease was primarily due to lower repurchases of our Class A common stock, partially offset by changes in funds payable and amounts due to customers and $5.0 million contingent and holdback consideration payments related to the TransactPay acquisition.
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
There have been no material changes to our critical accounting policies and estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 Annual Report, other than the income taxes described below.
Income Taxes
We evaluate the realizability of our deferred tax assets based on positive and negative evidence, including historical results, projections of future taxable income, and other factors. This assessment requires significant management judgment and can change as new information becomes available or actual results differ from projections. Adjustments to the valuation allowance are recorded through the income tax provision and can materially affect our results of operations.

We had cumulative U.S. pre-tax book income, adjusted for permanent book-tax differences, over the twelve-quarter period ended September 30, 2026, and expect to continue to sustain this profitability for the foreseeable future. This cumulative profitability represents objective and verifiable positive evidence that carries significant weight. After evaluating all available positive and negative evidence, including anticipated future earnings, we concluded that it is more-likely-than-not that the U.S. federal and certain states’ deferred tax assets are realizable. Accordingly, we released $106.6 million of valuation allowance during the three and nine-months ended September 30, 2026, primarily related to U.S. federal and state operating losses, federal tax credit carryforwards, and capitalized R&D expenditures. We continue to maintain a valuation allowance of $11.0 million against our California R&D credits, as we believe it is more-likely-than-not that these deferred tax assets will not be realizable. For additional information, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.
Our assessment of the realizability of deferred tax assets is sensitive to changes in projected taxable income. A sustained decline in profitability or a significant reduction in projected future taxable income could result in the need to re-establish a valuation allowance against some or all of the deferred tax assets for which the allowance was released. We will continue to evaluate the realizability of our deferred tax assets based on all available evidence each reporting period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations within the United States and globally, and are exposed to market risks in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
As of September 30, 2026, our cash, cash equivalents, and short-term investments totaled $698.2 million, comprising cash deposits, money market funds, U.S. treasury bills, U.S. treasury securities, commercial paper, certificates of deposits, asset-backed securities and corporate debt securities. The fair value of these holdings would not be significantly impacted by interest rate fluctuations due to their short-term maturities. Because we classify our short-term investments as “available-for-sale”, no gains or losses are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are due to credit losses. We have the ability and intent to hold all short-term investments until maturity. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results or condition.
Foreign Currency Exchange Risk
Most of our sales and operating expenses are denominated in U.S. dollars, and therefore our results of operations are not currently subject to significant foreign currency risk. As of September 30, 2026, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our Condensed Consolidated Financial Statements.

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
Based on such evaluation, our management has concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
In connection with the acquisition of TransactPay, the Company reviewed its internal controls and has implemented changes as deemed necessary. Other than implementing controls related to the integration of TransactPay, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On December 10, 2024, a second putative securities class action lawsuit, captioned Ford v. Marqeta, Inc., et al., Case No. 24-cv-08892 (N.D. Cal.), was filed in the same Court against the same Defendants alleging violations of the same federal securities laws. The second lawsuit asserts similar theories of liability as the first lawsuit but alleges a broader putative class period of between May 7, 2024 and November 4, 2024 and some additional and/or different allegations on which the claims are based. Both lawsuits (collectively, the “Securities Actions”) seek to recover damages on behalf of shareholders who acquired shares of the Company’s common stock during their respective putative class periods. The Securities Actions have been consolidated into one consolidated securities litigation captioned In re Marqeta, Inc. Securities Litigation, Case No. 24-08874-YGR (N.D. Cal.) and the Court has appointed a lead plaintiff and lead plaintiff’s counsel in the matter. On April 10, 2025, the lead plaintiff filed a consolidated amended complaint, which alleges a putative class period of between February 28, 2024 and November 4, 2024. We and the other Defendants filed a motion to dismiss the consolidated amended complaint on May 15, 2025.
On November 3, 2025, a settlement was reached, in principle, with the lead plaintiff’s counsel to resolve the Securities Actions for payments totaling $13.0 million, subject to judicial approvals. The Company’s Directors and Officers insurance policy includes a $5.0 million self-insured retention that applies to covered losses related to the Securities Actions, including legal defense fees and settlement payments. In September 2026, the Court granted preliminary approval of the settlement. The Company and insurers have funded their respective portions of the settlement fund. The fairness and final approval hearing for the settlement is scheduled for January 2027.
On February 4, 2025, a putative shareholder derivative lawsuit, captioned Smith v. Khalaf, et al., Case No. 25-cv-01174 (N.D. Cal.), was filed in the same Court against certain of the Company’s current and former officers and its Board of Directors (as then constituted), and named the Company as a nominal defendant. This lawsuit asserts claims for breach of fiduciary duties and violations of federal securities laws, among other claims, between the time period of May 7, 2024 and November 4, 2024 under similar theories as the Securities Actions. Two other substantially similar putative shareholder derivative lawsuits, captioned Ojserkis v. Khalaf, et al., Case No. 25-cv-01883 (N.D. Cal.) and Preciado v. Khalaf, et al., Case No. 3:25-cv-02100 (N.D. Cal.) were filed on February 21, 2025 and February 27, 2025, respectively. All three putative shareholder derivative suits have been consolidated into one lawsuit captioned In re Marqeta, Inc. Derivative Litigation, Case No. 4:25-cv-01174-YGR (N.D. Cal.) (the “N.D. Cal. Derivative Actions”). A fourth substantially similar putative shareholder derivative lawsuit, captioned Prasad Murthy v. Simon Khalaf, et al., Case No. 2026-0670-KSJM (Del. Ch.) was filed on May 27, 2026 in the Delaware Court of Chancery. The defendants, including the Company as nominal defendant, have not been served with the complaint. On October 9, 2026, the parties to the N.D. Cal. Derivative Actions entered into a term sheet providing for the implementation of certain corporate governance reforms as part of the settlement of the derivative actions, which settlement is subject to court approval.
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
On September 2, 2026, we granted a certain customer a warrant to purchase up to 550,000 shares of Class A common stock at an exercise price of $0.01 per share, pursuant to a renewal of the commercial agreement with the customer (the “2026 Warrant”). No portion of the 2026 Warrant is currently exercisable. As of September 30, 2026, the portion of the 2026 Warrant representing the right to purchase 36,250 shares had been earned, including the portion representing 25,000 shares that was earned upon execution of the agreement. The remaining portion of the 2026 Warrant, representing the right to purchase up to 513,750 shares, could be earned and become exercisable in tranches, subject to the terms of the 2026 Warrant, upon the achievement of specific milestones relating to transaction volume. Portions of the 2026 Warrant that are earned between July 1 of any year and June 30 of the following year will become vested and exercisable at any time on or after August 1 of the following year. For example, portions that are earned between July 1, 2026 and June 30, 2027 vest and become exercisable on August 1, 2027. We did not receive cash consideration for the 2026 Warrant.
We believe this transaction was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The customer represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the warrant. The customer had adequate access, through its relationship with us, to information about Marqeta.
Purchase of Equity Securities
The following table summarizes the repurchases of our Class A common stock during the three months ended September 30, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1 - 31, 2026	44	$17.05	44	$1,314
August 1 - 31, 2026	—	$—	—	$151,314
September 1 - 30, 2026	680	$16.19	680	$140,297
Total	724		724
(1) On December 4, 2025, our Board of Directors authorized a share repurchase program of up to $100 million of the Company’s Class A common stock (the “December 2025 Share Repurchase Program”). Under the December 2025 Share Repurchase Program, we were authorized to repurchase shares through open market purchases, in privately negotiated transactions, or by other means, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Exchange Act. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements. Repurchases under the December 2025 Share Repurchase Program were completed as of September 30, 2026.
We have revised our previously reported remaining authorization under the December 2025 Share Repurchase Program as of the date of filing of our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2026, as well as the Current Report on Form 8-K filed with the SEC on August 4, 2026, which was understated by $1.3 million due to clerical errors identified by us and a vendor. After giving effect to the correction, the available amount remaining under authorization as of June 30, 2026 was $2.1 million.

(2) On August 3, 2026, our Board of Directors unanimously approved an additional share repurchase program authorizing us to purchase up to an aggregate of $150 million of our Class A common stock. Under the August 2026 Share Repurchase Program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing and total amount of any stock repurchases will be determined at management's discretion and depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The execution of the repurchase program will be consistent with our capital allocation strategy, which prioritizes investments to grow the business. The share repurchase program has no termination date, and does not obligate us to acquire a specific number of shares of Class A common stock and may be canceled or suspended at any time without notice. As of September 30, 2026, $140.3 million remained available for future share repurchases under the August 2026 Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) During our last fiscal quarter, on September 14, 2026, The Gardner 2008 Living Trust (the “Gardner Trust”) along with two trusts established for the benefit of the children of Jason Gardner (the “Children’s Trusts”), adopted an umbrella Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,661,000 shares of our Class A Common Stock. The shares held by the Gardner Trust may be deemed to be beneficially owned by Jason Gardner, a member of our board of directors. Jason Gardner disclaims beneficial ownership of the shares held by the Children’s Trusts. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 30, 2027, or earlier if all transactions under the trading arrangement are completed, but in no case earlier than one year, or later than two years, from September 14, 2026. This trading arrangement will not commence until after the termination of the previous trading arrangement by its terms on November 27, 2026.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.1*†	Warrant to Purchase Common Stock issued to Uber Technologies, Inc. by the Registrant, dated September 2, 2026.
31.1*	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
†	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
#	Indicates management contract or compensatory plan, contract or agreement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARQETA, INC.

Date: November 3, 2026	By:	/s/ Patti Kangwankij
	Name:	Patti Kangwankij
	Title:	Chief Financial Officer (Principal Financial Officer)